Form 10-Q
period 2020-09-30
Inari Medical, Inc.
filed 2020-11-12
CIK 1531048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2020, the registrant had 48,710,821 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Inari Medical, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$167,988	$23,639
Restricted cash	50	50
Accounts receivable, net	20,837	11,302
Inventories, net	7,195	3,953
Prepaid expenses and other current assets	3,391	464
Total current assets	199,461	39,408
Property and equipment, net	5,476	3,331
Restricted cash	338	338
Deposits and other assets	536	1,469
Total assets	$205,811	$44,546
Liabilities, Mezzanine Equity and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$3,533	$2,549
Payroll-related accruals	8,596	5,225
Accrued expenses and other current liabilities	2,198	1,096
Total current liabilities	14,327	8,870
Notes payable, net	—	19,481
Warrant liabilities	—	1,169
Total liabilities	14,327	29,520
Commitments and contingencies (Note 6)
Mezzanine equity
Redeemable convertible preferred stock, par value $0.001, no shares authorized, issued, and outstanding as of September 30, 2020; 32,225,227 shares authorized, 31,968,570 shares issued and outstanding as of December 31, 2019; aggregate liquidation preference of zero as of September 30, 2020 and $54,415 as of December 31, 2019	—	54,170
Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2020; no shares authorized, issued, and outstanding as of December 31, 2019	—	—
Common stock, $0.001 par value, 300,000,000 and 49,019,607 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 48,658,271 and 6,720,767 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	49	7
Additional paid in capital	225,843	2,061
Accumulated deficit	(34,408)	(41,212)
Total stockholders' equity (deficit)	191,484	(39,144)
Total liabilities, mezzanine equity and stockholders' equity (deficit)	$205,811	$44,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inari Medical, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$38,715	$14,225	$91,059	$31,242
Cost of goods sold	3,228	1,510	9,420	3,772
Gross profit	35,487	12,715	81,639	27,470
Operating expenses
Research and development	5,217	1,722	11,863	4,511
Selling, general and administrative	23,080	10,100	58,353	23,328
Total operating expenses	28,297	11,822	70,216	27,839
Income (loss) from operations	7,190	893	11,423	(369)
Other income (expense)
Interest income	208	19	409	66
Interest expense	(251)	(226)	(1,060)	(682)
Change in fair value of warrant liabilities	—	(320)	(3,317)	(562)
Other expenses	(651)	—	(651)	—
Total other expenses	(694)	(527)	(4,619)	(1,178)
Net income (loss) and comprehensive income (loss)	$6,496	$366	$6,804	$(1,547)
Net income (loss) per share
Basic	$0.13	$0.06	$0.26	$(0.27)
Diluted	$0.12	$0.01	$0.14	$(0.27)
Weighted average common shares used to compute net income (loss) per share,
Basic	48,335,443	5,962,665	26,423,681	5,773,263
Diluted	55,355,846	43,911,252	49,940,409	5,773,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inari Medical, Inc.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Subscription	Additional Paid In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)
Balance, December 31, 2019	31,968,570	$54,170	6,720,767	$7	$—	$2,061	$(41,212)	$(39,144)
Options exercised for common stock	—	—	58,498	—	—	22	—	22
Share based compensation expense	—	—	—	—	—	495	—	495
Net income	—	—	—	—	—	—	4,112	4,112
Balance, March 31, 2020	31,968,570	54,170	6,779,265	7	—	2,578	(37,100)	(34,515)
Conversion of preferred stock to common stock upon initial public offering	(31,968,570)	(54,170)	31,968,570	32	—	54,138	—	54,170
Issuance of common stock in connection with initial public offering, net of issuance costs of $16.3 million	—	—	9,432,949	9	—	162,970	—	162,979
Conversion and reclassification of preferred stock warrants to common stock warrants upon initial public offering	—	—	—	—	—	4,486	—	4,486
Exercise of common stock warrants	—	—	102,533	—	—	4	—	4
Options exercised for common stock	—	—	76,764	—	—	45	—	45
Share based compensation expense	—	—	—	—	—	505	—	505
Net loss	—	—	—	—	—	—	(3,804)	(3,804)
Balance, June 30, 2020	—	—	48,360,081	48	—	224,726	(40,904)	183,870
Options exercised for common stock	—	—	298,139	1	—	160	—	161
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	—	—	51	—	—	(2)	—	(2)
Share based compensation expense	—	—	—	—	—	959	—	959
Net income	—	—	—	—	—	—	$6,496	6,496
Balance, September 30, 2020	—	$—	48,658,271	$49	$—	$225,843	$(34,408)	$191,484

	Redeemable Convertible Preferred Stock		Common Stock		Subscription	Additional Paid In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)
Balance, December 31, 2018	31,968,570	$54,170	6,310,865	$6	$(758)	$1,430	$(40,124)	$(39,446)
Adjustment to recognize new revenue recognition standard	—	—	—	—	—	—	104	104
Options exercised for common stock	—	—	50,806	—	—	11	—	11
Interest earned on subscription receivable	—	—	—	—	(4)	-	—	(4)
Share based compensation expense	—	—	—	—	—	91	—	91
Net loss	—	—	—	—	—	-	(948)	(948)
Balance, March 31, 2019	31,968,570	54,170	6,361,671	6	(762)	1,532	(40,968)	(40,192)
Options exercised for common stock	—	—	31,173	—	—	9	—	9
Interest earned on subscription receivable	—	—	—	—	(4)	—	—	(4)
Share based compensation expense	—	—	—	—	—	99	—	99
Net loss	—	—	—	—	—	—	(965)	(965)
Balance, June 30, 2019	31,968,570	54,170	6,392,844	6	(766)	1,640	(41,933)	(41,053)
Options exercised for common stock	—	—	229,285	—	—	70	—	70
Interest earned on subscription receivable	—	—	—	—	(4)	—	—	(4)
Proceeds from subscription receivable	—	—	—	—	107	—	—	107
Share based compensation expense	—	—	—	—	—	139	—	139
Net income	—	—	—	—	—	—	366	366
Balance, September 30, 2019	31,968,570	$54,170	6,622,129	$6	$(663)	$1,849	$(41,567)	$(40,375)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inari Medical, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$6,804	$(1,547)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	931	384
Amortization of deferred financing costs	142	69
Loss on extinguishment of debt	648	—
Share based compensation expense	1,959	329
Amortization of fair value of warrants issued with debt	—	12
Provision for doubtful accounts	15	—
Loss on change in fair value of warrant liabilities	3,317	562
Changes in:
Accounts receivable	(9,550)	(5,711)
Inventories	(3,242)	(2,042)
Prepaid expenses and other assets	(2,945)	(295)
Accounts payable	984	1,010
Payroll-related accruals, accrued liabilities and other liabilities	4,473	3,119
Net cash provided by (used in) operating activities	3,536	(4,110)
Cash flows from investing activities
Purchase of property and equipment	(3,076)	(2,062)
Net cash used in investing activities	(3,076)	(2,062)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of issuance costs paid	164,361	—
Proceeds from notes payable	10,000	—
Repayments of notes payable	(30,250)	—
Debt financing costs	(452)	—
Proceeds from subscriptions receivable	—	107
Proceeds from exercise of stock options	226	91
Proceeds from warrants exercises	4	—
Net cash provided by financing activities	143,889	198
Net increase (decrease) in cash	144,349	(5,974)
Cash, cash equivalents and restricted cash beginning of period	24,027	21,884
Cash, cash equivalents and restricted cash end of period	$168,376	$15,910

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$82	$11
Cash paid for interest	$966	$605

Noncash investing and financing:
Common stock issued on conversion of convertible preferred stock	$54,170	$—
Common stock warrants issued on conversion of preferred stock warrants and the reclassification of the warrant liability	$4,486	$—
Deferred initial public offering cost recorded to additional paid in capital	$1,382	$—

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

2. Summary of Significant Accounting Policies

COVID-19 and CARES Act

The Company has been actively monitoring the novel coronavirus, or COVID-19, situation and its impact. In response to the pandemic, numerous state and local jurisdictions imposed “shelter-in-place” orders, quarantines and other restrictions. Starting in March 2020 in the United States, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled. Similarly, in March 2020, the governor of California, where the Company’s headquarters are located, issued “stay at home” orders limiting non-essential activities, travel and business operations. Such orders or restrictions resulted in reduced operations at the Company’s headquarters, work stoppages, slowdowns and delays, travel restrictions and cancellation of events. These orders and restrictions significantly decreased the number of procedures performed using the Company’s products during March and April 2020 and otherwise negatively impacted operations.

In response to the impact of COVID-19, the Company implemented a variety of measures to help manage through the impact and position it to resume operations quickly and efficiently once these restrictions were lifted. Some of these measures included: adapting, expanding and improving various sales, physician outreach and training programs to address the current environment; producing approximately four months’ worth of inventory before temporarily suspending production and executing a work from home strategy for administrative functions. The impact of COVID-19 continues to change and cannot be predicted. As a result, the Company expects the pandemic could continue to negatively impact its business, financial condition and results of operations.

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

The interim condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations, mezzanine equity and stockholders’ deficit, and cash flows for the three and nine months ended September 30, 2020 and 2019 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2020 and its consolidated results of operations and cash flows for the three and nine months ended September 30, 2020 and 2019. The financial data and the other financial information disclosed in the notes to the condensed consolidated financial statements related to the three and six months periods are also unaudited. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited financial statements included in the Company’s prospectus dated May 21, 2020 filed pursuant to Rule 424(b)(4) with the U.S. Securities and Exchange Commission on May 26, 2020.

Principles of Consolidation

In May 2020, the Company formed Inari Medical International, Inc., a wholly-owned subsidiary incorporated in Delaware. In September 2020, the Company formed Inari Medical Europe, GmbH, a wholly-owned subsidiary of Inari Medical International, Inc. organized in Switzerland. All intercompany balances and transactions have been eliminated in consolidation.

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

Restricted cash as of September 30, 2020 and December 31, 2019 consisted of a cash secured letter of credit in the amount of $338,000 representing collateral for the Company’s facility lease. Restricted cash additionally included as of September 30, 2020 and December 31, 2019 a compensating balance of $50,000 to secure the Company’s corporate purchasing cards.

Accounts Receivable, net

Trade accounts receivable are recorded at the invoiced amount, net of any allowance for doubtful accounts. Any allowance for doubtful accounts is developed based upon several factors including the customers’ credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date. Account receivable balances are written off against the allowance after appropriate collection efforts are exhausted. The allowance for doubtful accounts was $77,000 and $62,000 as of September 30, 2020 and December 31, 2019, respectively, and no accounts receivable write offs were recognized during the three and nine months ended September 30, 2020 and 2019. Despite the Company’s efforts to minimize credit risk exposure, customers could be adversely affected if future economic and industry trends, including those related to COVID-19, change in such a manner as to negatively impact their cash flows. The full effects of COVID-19 on the Company’s customers are highly uncertain and cannot be predicted. As a result, the Company’s future collection experience can differ significantly from historical collection trends. If the Company’s clients experience a negative impact on their cash flows, it could have a material adverse effect on the Company’s results of operations and financial condition.

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

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Fair Value of Financial Instruments

The Company’s cash, cash equivalents and restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their liquidity or short maturities. Management believes that its long-term debt bears interest at the prevailing market rates for instruments with similar characteristics; accordingly, the carrying value of this instrument approximates its fair value as of September 30, 2020 and December 31, 2019.

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

Assuming all other revenue recognition criteria have been met, the Company recognizes revenue for arrangements where the Company has satisfied its performance obligation of delivering the product. For sales where the Company’s sales representatives hand

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

deliver products directly to the hospital, control of the products transfers to the customer upon such hand delivery. For sales where products are shipped, control of the products transfers either upon shipment or delivery of the products to the customer, depending on the shipping terms and conditions. As of September 30, 2020 and December 31, 2019, the Company recorded $441,000 and $330,000, respectively, of unbilled receivables, which are included in accounts receivable, net, in the accompanying balance sheets.

Revenue for ClotTriever and FlowTriever products as a percentage of total revenue was derived as follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
ClotTriever	37%	38%	38%	38%
FlowTriever	63%	62%	62%	62%

The Company offers payment terms to its customers of less than three months and these terms do not include a significant financing component. The Company excludes taxes assessed by governmental authorities on revenue-producing transactions from the measurement of the transaction price.

The Company offers its standard warranty to all customers and no warranties are available for sale on a standalone basis. The Company’s warranty provides that its products are free of material defects and conform to specifications, and includes an offer to repair, replace or refund the purchase price of defective products. This assurance does not constitute a service and is not considered a separate performance obligation. The Company estimates warranty liabilities at the time of revenue recognition and records it as a charge to cost of goods sold.

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

Shipping Costs

Shipping costs billed to customers are not included in revenue and are reported as a reduction of costs of goods sold.

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs were $106,000 and $30,000 for the three months ended September 30, 2020 and 2019, respectively and $217,000 and $65,000 for the nine months ended September 30, 2020 and 2019, respectively. Advertising costs are included in selling, general and administrative expenses in the accompanying statements of operations.

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

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Foreign Currency Transactions

Certain vendors are paid in currencies other than the US dollar. Transaction gains and losses are included in other expenses.

Comprehensive Income (Loss)

The Company’s net income (loss) equaled comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019.

Net Income (Loss) per Share of Common Stock

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net income (loss) per share calculation, redeemable convertible preferred stock and warrants, and common stock options are potentially dilutive securities. For the periods the Company is in a net loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive common shares would have been anti-dilutive.

The Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. The shares of the Company’s convertible preferred stock participate in any dividends declared by the Company and are therefore considered to be participating securities.

Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined it operates in one segment - the development and commercialization of innovative and minimally invasive mechanical thrombectomy devices to treat thromboembolism in the venous system. Geographically, the Company sells to hospitals in the United States. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance.

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

3. Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds	$95,003	$—	$—	$95,003
Total assets	$95,003	$—	$—	$95,003

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible preferred stock warrant liability	$—	$—	$1,169	$1,169
Total liabilities	$—	$—	$1,169	$1,169

There were no transfers between Levels 1, 2 or 3 for the periods presented.

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The change in the fair value of the warrant liability is summarized below (in thousands):

	Nine Months Ended September 30,
	2020	2019
Beginning balance	$1,169	$213
Change in fair value of warrant liability	3,317	562
Conversion of preferred stock warrants to common stock warrants upon the closing of the IPO	(4,486)	—
Ending balance	$—	$775

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

4. Inventories, net

Inventories are net of reserves totaling $238,000 and $537,000 as of September 30, 2020 and December 31, 2019, respectively, and consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$1,547	$1,067
Work in process	737	640
Finished goods	4,911	2,246
	$7,195	$3,953

5. Property and Equipment. net

Property and equipment consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Manufacturing equipment	$3,555	$2,190
Leasehold improvements	1,467	932
Computer software	351	296
Furniture and fixtures	402	259
Computer hardware	909	527
Assets in progress	1,002	406
	7,686	4,610
Accumulated depreciation	(2,210)	(1,279)
	$5,476	$3,331

Depreciation expense of $271,000 and $131,000 was included in operating expenses and $87,000 and $25,000 was included in cost of goods sold for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense of $688,000 and $316,000 was included in operating expenses and $243,000 and $68,000 was included in cost of goods sold for the nine months ended September 30, 2020 and 2019, respectively.

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Capitalized Implementation Costs of a Hosting Arrangement

The Company has several software systems that are cloud based hosting arrangements with service contracts. The Company early and prospectively adopted ASU 2018-15, Intangibles—Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract in the classification of costs incurred in connection with the implementation of these various software systems. Based on the guidance, the Company expenses all costs (internal and external) that are incurred in the planning and post-implementation operation stages and has capitalized approximately $220,000 in implementation costs related to the application development stage. The capitalized costs are amortized on a straight-line basis over the non-cancelable contract terms, generally three years. As of September 30, 2020 and December 31, 2019, approximately $138,000 and $46,000, respectively, of the capitalized costs were classified in current assets and $0 and $87,000, respectively, were classified in noncurrent assets. The Company starts amortizing capitalized implementation costs when the systems are placed in production and ready for their intended use. Amortization expense for the three and nine months ended September 30, 2020 was approximately $27,000 and $66,000, respectively, and is included in selling, general and administrative expenses.

6. Commitments and Contingencies

Operating Leases

In March 2019, the Company executed a five-year lease for a facility in Irvine, California, where all operations of the Company were moved when the Company obtained control of the facility in September 2019. The lease expires in September 2024 and contains two optional extension periods of five years each. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease includes a one-month rent holiday concession and escalation clauses for increased rent over the lease term. Rent expense is recognized using the straight-line method over the term of the lease. The Company records deferred rent calculated as the difference between rent expense and the cash rental payments. In October 2020, the Company entered into a new facility lease (See Note 17 – Subsequent Events).

Rent expense under the lease agreements for the three months ended September 30, 2020 and 2019 was $264,000 and $71,000, respectively, and $588,000 and $173,000 for the nine months ended September 30, 2020 and 2019, respectively. The Company also leases certain equipment under operating leases expiring in 2024. Future minimum commitments under all lease agreements are as follows (in thousands):

Year ending December 31:	Amount
Remainder of 2020	$190
2021	761
2022	751
2023	720
2024	542
$2,964

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

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

7. Concentrations

All the Company’s revenue is derived from the sale of catheter-based therapeutic devices in the United States. For the three and nine months ended September 30, 2020 and 2019, there were no customers which accounted for more than 10% of the Company’s revenue. There were no customers which accounted for more than 10% of the Company’s accounts receivable as of September 30, 2020 and December 31, 2019.

No vendor accounted for more than 10% of the Company’s purchases for the three and nine months ended September 30, 2020 and 2019. There were no vendors which accounted for more than 10% of the Company’s accounts payable as of September 30, 2020 and December 31, 2019.

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

Included in prepaid expenses and other current assets was a non-interest-bearing retainer paid by the Company to Inceptus. The retainer was applied to amounts owed by the Company to Inceptus at a time mutually agreed to by both parties. For three and nine months ended September 30, 2019, the Company incurred development expenses with Inceptus of $17,000 and $24,000, respectively, which were applied against the balance of the retainer and included in research and development expense. In December 2019, Inceptus repaid in full to the Company the outstanding balance of the retainer.  For the three and nine months ended September 30, 2020, the Company incurred and paid development expenses with Inceptus of $3,000 and $16,000, respectively, which were included in research and development expense.

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

In connection with the sublicense agreement, during the year ended 2019 the Company paid Inceptus $139,000 for the reimbursement of expenses and milestone and administration fees. The Company was required to pay an ongoing quarterly administration fee of $18,000, which increased to $29,000 per quarter upon the completion of the Company’s IPO. Additionally, the Company is obligated to pay Inceptus an ongoing royalty ranging from 1% to 1.5% of the net sales of products utilizing the licensed intellectual property, subject to a minimum royalty quarterly fee of $1,000. For the three and nine months ended September 30, 2020, the Company recorded royalty expense of $139,000 and $325,000, respectively. For both the three and nine months ended September 30, 2019, the Company recorded royalty expense of $36,000.  Royalty expense is included in cost of goods sold.

Other Services

The Company utilizes MRI The Hoffman Group (“MRI”), a recruiting services company owned by the brother of the Chief Executive Officer and President and member of the board of directors of the Company. The Company paid for recruiting services provided by MRI amounting to $140,000 and $210,000 for the three months ended September 30, 2020 and 2019, respectively, and $387,000 and $380,000 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the Company owed MRI $141,000, which is included in accounts payable. No amounts were due to MRI at December 31, 2019.

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

9. Debt

The Company had the following outstanding debt, net of deferred financing costs and discounts, as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Revolving line of credit	$-	$5,000
Term loan	-	15,000
Final payment fee	-	150
Total notes payables	-	20,150
Unamortized discount and debt issuance costs	-	(669)
Notes payable, net	$-	$19,481

Signature Bank Credit Facility

In December 2019, the Company entered into a $40 million credit facility with Signature Bank (the “SB Credit Facility”) and concurrently repaid and extinguished its term loan with East West Bank. The SB Credit Facility consisted of a term loan of up to $25 million and a revolving line of credit of $15 million. The term loan was available in two tranches: a $15 million tranche that was fully funded on the closing date, and a $10 million tranche available through December 2020 subject to the Company’s achievement of at least $60 million of trailing 12-month revenue no later than August 2020. The Company used part of the proceeds from the first tranche to fully repay the $10 million term loan with East West Bank. In March 2020, the Company borrowed an additional $10 million which was available under the term loan.

The maturity date of the term loan was in December 2024. Under the agreement, the Company was required to make monthly interest payments through December 2021. The term loan bore interest at an annual rate equal to the greater of 5.50% or the Prime Rate plus 0.50%.

Under the revolving line of credit, the Company could borrow, repay and re-borrow up to 80% of eligible accounts receivable up to a maximum of $15 million. The revolving line of credit bore interest at an annual rate equal to the greater of 5.00% or the prime rate.

In August 2020, the Company repaid the SB Credit Facility in full, including the final payment fee of $250,000. Upon the repayment, the Company terminated the SB Credit Facility and recorded a loss on extinguishment of debt of $648,000 resulting from the write off of the unamortized deferred financing cost related to the SB Credit Facility which is reflected as Other Expenses in the unaudited condensed statements of operations.

Bank of America Credit Facility

In September 2020, the Company entered into a senior secured revolving credit facility with Bank of America (the “Credit Agreement”), under which the Company may borrow loans up to a maximum principal amount of $30.0 million. The amount available to borrow under the Credit Agreement is comprised of a) 85% of eligible accounts receivable, plus b) pledged cash (up to $10 million).  There was no principal amount outstanding and no cash was pledged under the Credit Agreement as of September 30, 2020.

Advances under the Credit Agreement will bear interest at a base rate per annum (the “Base Rate”) plus an applicable margin (the “Margin”).  The Base Rate equals the greater of (i) the Prime Rate, (ii) the Federal funds rate plus 0.50%, or (iii) the LIBOR rate based upon an interest period of 30 days plus 1.00%. The Margin will be 1.25% until March 31, 2021 and thereafter, will range from 1.00% to 1.50% based on the Company’s applicable fixed charge coverage ratio. Advances under the Credit Agreement designated as “LIBOR Loans” will bear interest at a rate per annum equal to the LIBOR rate plus the applicable Margin of 2.25% until March 31, 2021 and thereafter, ranging from 2.00% to 2.50% based on the Company’s applicable fixed charge coverage ratio.  Interest on loans outstanding under the Credit Agreement is payable monthly. Loan principal balances outstanding under the Credit Agreement are due at maturity in September 2023. The Company may prepay any loans under the Credit Agreement at any time without any penalty or premium. The Company is also required to pay an unused line fee at an annual rate ranging from 0.25% to 0.375% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement.

The Credit Agreement also includes a Letter of Credit subline facility (the “LC Facility”) of up to $5 million. The aggregate stated amount outstanding of letter of credits reduces the total borrowing base available under the Credit Agreement.  The Company is required to pay the following fees under the LC Facility are as follows: (a) a fee equal to the applicable margin in effect for LIBOR loans (currently 2.25%) times the average daily stated amount of outstanding letter of credits; (b) a fronting fee equal to 0.125% per

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

annum on the stated amount of each letter of credit outstanding.  As of September 30, 2020, the Company had one letter of credit in the amount of $1.5 million outstanding under the LC Facility (See Note 17  – Subsequent Events).

The Company paid Bank of America a closing fee of $150,000 and incurred approximately $290,000 in legal and other fees directly related to the Credit Agreement.  The Credit Agreement contains certain customary covenants and events of default, including: payment defaults, breaches of any representation, warranty or covenants, judgment defaults, cross defaults to certain other contracts, certain events with respect to governmental approvals if such events could cause a material adverse change, a material impairment in the perfection or priority of the lender's security interest or in the value of the collateral, a material adverse change in the business, operations, or condition of us or any of our subsidiaries, and a material impairment of the prospect of repayment of the loans. Upon the occurrence of an event of default, a default increase in the interest rate of an additional 2.0% could be applied to the outstanding loan balance and the lender could declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan and security agreement.

Obligations under the Credit Agreement are secured by substantially the Company’s assets, excluding intellectual property.

Deferred Financing Costs

As of September 30, 2020, costs incurred directly related to debt are presented in other assets and are being amortized over the three-year life of the Credit Agreement on the straight-line basis. As of December 31, 2019, deferred financing costs were presented as a reduction of the related debt instrument and were amortized over the life of the related loan on an effective interest method as follows (in thousands):

	September 30, 2020	December 31, 2019
Deferred financing costs	$440	$686
Accumulated amortization	(9)	(17)
Unamortized deferred financing costs	$431	$669

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

As of December 31, 2019, the Company classified its Series A, Series B, and Series C convertible preferred stock outside of stockholders’ deficit as mezzanine equity because, in the event of certain “liquidation events” that were not solely within the control of the Company (including liquidation, sale or transfer of control of the Company), the shares would become redeemable at the option of the holders. As of December 31, 2019, the Company had not adjusted the carrying values of the convertible preferred stock to their deemed liquidation values of such shares since a liquidation event was not probable at the balance sheet date.

11. Stockholder’s Equity

Authorized Stock

As of December 31, 2019, the Company had authorized capital of 81,244,834 shares of stock, consisting of 49,019,607 shares of common stock, par value $0.001 per share, and 32,225,227 shares of Preferred Stock, par value $0.001 per share, 6,299,019 of which

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

were designated Series A Preferred Stock, 11,270,319 of which were designated Series B Preferred Stock and 14,655,889 of which were designated Series C Preferred Stock.

Upon the closing of the IPO in May 2020, and as of September 30, 2020, the Company had authorized 310,000,000 shares of stock, of which 300,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. All stock has a par value of $0.001 per share.  There are no shares of preferred stock outstanding as of September 30, 2020.

Warrants

The Company previously issued common stock warrants and redeemable convertible preferred stock warrants.

Warrants issued and outstanding as of September 30, 2020 are as follows:

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

12. Equity Incentive Plans

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

In March 2020, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”), which became effective in connection with the IPO. As a result, the Company may not grant any additional awards under the 2011 Plan. The 2011 Plan will continue to govern outstanding equity awards granted thereunder. The Company has initially reserved 3,468,048 shares of common stock for the issuance of a variety of awards under the 2020 Plan, including stock options, stock appreciation rights, awards of restricted stock and awards of restricted stock units. In addition, the number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2021, in an amount equal to 3% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As of September 30, 2020, there were 3,592,873 shares available for issuance under the 2020 Plan, including 269,268 shares which remained available under the 2011 Plan at the time the 2020 Plan became effective.

Stock Options

A summary of stock option activity under the 2011 Plan for the nine months ended September 30, 2020 is as follows (intrinsic value in thousands):

	Number of Awards	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Outstanding, December 31, 2019	4,082,302	$0.90	$0.74	8.76	$22,667
Granted	305,494	7.47	3.73
Exercised	(433,402)	0.52	0.50		21,053
Cancelled	(98,380)	8.50	3.63		1,007
Outstanding, September 30, 2020	3,856,014	$1.27	$0.93	8.18	$261,235
Vested and exercisable at September 30, 2020	1,494,281	$0.64	$0.54	7.80	$102,179
Vested and expected to vest at September 30, 2020	3,845,366	$1.19	$0.87	8.10	$260,821

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the nine months ended September 30, 2020 and 2019:

	2020	2019
Expected volatility	40.60%	64.60% - 93.40%
Weighted-average volatility	40.60%	90.06%
Common stock fair value (per share)	$7.88 - $9.05	$0.59 - $3.87
Dividend yield	0.00%	0.00%
Risk free interest rates	1.46% - 1.68%	1.67% - 2.44%
Expected remaining term in years	5.90 - 6.07	5.02 - 6.06

Restricted Stock Units

In March 2019, the Company granted, under the 2011 Plan, 2,867,326 restricted stock unit awards (“RSUs”) to certain employees that vest only upon the satisfaction of both a time-based service condition and a performance-based condition. The time-based service condition for these awards generally is satisfied over four years. The performance-based condition is a liquidity event

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

requirement that was satisfied on the effective date of the IPO of the Company’s common stock. The RSUs vest on the first date upon which both the service-based and performance-based requirements are satisfied. If the RSUs vest, the actual number of RSUs that will vest will be dependent on the per share value of the Company’s common stock, which is a market-based condition, determined based on the average closing price of the Company’s common stock for the three-month period immediately preceding the satisfaction of the service condition.

The probabilities of the actual number of RSUs expected to vest are reflected in the grant date fair values, and the compensation expense for these awards will be recognized assuming the requisite service period is rendered, and only if the performance-based condition is considered probable to be satisfied.

Through May 21, 2020, no stock-based compensation expense had been recognized for these awards because the liquidity event performance condition described above for the RSUs was not considered probable of being satisfied. Upon the completion of the Company’s IPO, the Company recognized $159,000 of cumulative stock-based compensation expense related to such awards.

2020 Plan

RSUs are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s employment terminates prior to the release of the vesting restrictions. The RSUs generally vest over a four-year period with straight-line vesting and a 25% one-year cliff or over a three-year period in equal amounts on a quarterly basis, provided the employee remains continuously employed with the Company. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date.

RSU activity under the 2020 Plan is set forth below (intrinsic value in thousands):

	Number of Awards	Weighted Average Fair Value	Intrinsic Value
Outstanding, December 31, 2019	—	$—	$—
Granted	173,548	55.54	9,619
Vested	(80)	51.41	4
Cancelled	(3,200)	41.41	165
Outstanding, September 30, 2020	170,268	$55.62	$11,752

Total compensation cost for all share-based payment arrangements recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of goods sold	$37	$19	$109	$31
Research and development	199	27	323	67
Selling, general and administrative	723	94	1,527	232
	$959	$140	$1,959	$330

Total compensation costs as of September 30, 2020 related to all non-vested awards to be recognized in future periods was $11,631,000 and is expected to be recognized over the remaining weighted average period of 3.4 years.

Employee Share Purchase Plan (ESPP)

In May 2020, the Company adopted the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective on the date the ESPP was adopted by the Company’s board of directors. The Company has initially reserved 990,870 shares of common stock for purchase under the ESPP. Each offering to the employees to purchase stock under the ESPP will begin on each August 1 and February 1 and will end on the following January 31 and July 31, respectively. The first offering period began on August 1, 2020 and ends on January 31, 2021. On each purchase date, which falls on the last date of each offering period, ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. The occurrence and duration of offering periods under the ESPP are subject to the determinations of the Company’s Compensation Committee, in its sole discretion.

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2020, no shares of common stock have been purchased under the ESPP.

14. Income Taxes

The following table reflects the Company’s provision (benefit) for income taxes for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended September 30,
	2020	2019	2020	2019
Income (loss) before taxes	$6,496	$366	$6,804	$(1,547)
Income tax provision (benefit)	—	—	—	—
Net income (loss)	$6,496	$366	$6,804	$(1,547)
Income tax provision (benefit) as a percentage of income taxes	0.00%	0.00%	0.00%	0.00%

The Company’s effective tax was 0% for the three and nine months ended September 30, 2020 and 2019. The Company’s effective tax rate for all periods is driven by pre-tax income (loss), business credits, equity compensation, debt warrants, and the change in valuation allowance. No tax provision (benefit) was recorded for the three and nine months ended September 30, 2020 and 2019.

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

Uncertain Tax Positions

The Company has recorded uncertain tax positions related to its federal and California research and development credit carryforwards, which is recorded as a reduction of the deferred tax asset related R&D Credit Carryforwards. No interest or penalties have been recorded related to the uncertain tax positions due to available NOLs to offset the uncertain tax positions. It is not expected that there will be a significant change in uncertain tax position in the next 12 months. The Company is subject to U.S. federal and state income tax. In the normal course of business, the Company is subject to examination by tax authorities. As of the date of the financial statements, there are no tax examinations in progress. The statute of limitations for tax years ended after December 31, 2016 and December 31, 2017 are open for state and federal tax purposes, respectively.

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

16. Net Loss Per Share

The Company did not have any anti-dilutive common stock equivalents for the three and nine months ended September 30, 2020 and for the three months ended September 30, 2019. The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2019
Convertible preferred stock	31,968,570
Common stock options	3,833,299
RSUs	2,867,326
Restricted stock subject to future vesting	481,698
Convertible preferred stock warrants	256,588
Common stock warrants	27,810
39,435,291

17. Subsequent  Events

New Facility Lease

In October 2020, the Company entered into a ten-year lease for a facility in Irvine, California. The new lease is expected to commence in the second quarter of 2021, at which time the Company will move all of its operations to this new facility. The lease contains two optional extension periods of five years each. In connection with the lease, the Company maintains a letter of credit for the benefit of the landlord in the amount of $1.5 million, which is secured by the Company’s Credit Agreement. The future minimum lease payments over the initial ten-year term total approximately $23.3 million.

Concurrently, the Company entered into a termination agreement that will release the Company from its current facility lease obligation within up to 180 days of the new lease commencement date.

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

Prior to our IPO, our primary sources of capital were private placements of preferred stock, debt financing arrangements and revenue from sales of our products. Since inception, we have raised a total of approximately $54.2 million in net proceeds from private placements of preferred stock. As of September 30, 2020, we had cash and cash equivalents of $168.0 million, no long-term debt outstanding and an accumulated deficit of $34.4 million.

For the three months ended September 30, 2020, we generated revenue of $38.7 million, with a gross margin of 91.7% and net income of $6.5 million, compared to revenue of $14.2 million, with a gross margin of 89.4% and net income of $0.4 million for the three months ended September 30, 2019.

For the nine months ended September 30, 2020, we generated revenue of $91.1 million, with a gross margin of 89.7% and net income of $6.8 million, compared to revenue of $31.2 million, with a gross margin of 87.9% and net loss of $1.6 million for the nine months ended September 30, 2019.

COVID-19

In December 2019, a novel strain of coronavirus, SARS-CoV-2, was identified in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease, COVID-19, has spread to most countries, including all 50 states in the United States. In response to the pandemic, numerous state and local jurisdictions imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. For example, in the United States, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients. Similarly, on March 19, 2020, the governor of California, where our headquarters are located, issued “stay at home” orders limiting non-essential activities, travel and business operations. Such orders or restrictions resulted in reduced operations at our headquarters (including our manufacturing facility), work stoppages, slowdowns and delays, travel restrictions and cancellation of events. These orders and restrictions significantly decreased the number of procedures performed using our products during March and April 2020 and otherwise negatively impacted our operations, including new customer procurement and onboarding.

In response to the impact of COVID-19, we implemented a variety of measures to help us manage through its impact and position us to resume operations quickly and efficiently once these restrictions were lifted. These measures existed across several operational areas and included:

•	Continuing to build our team, including identifying and recruiting our next group of new sales representatives;
•	Enhancing our physician outreach and training with the launch of our Clot Warrior Academy consisting of a series of live webinars and an online education portal;
•	Continuing to support procedures using our products both in-person and virtually;
•	Adapting, expanding and improving our sales training programs and customer engagement to address the current environment;
•	Continuing to expand our engineering infrastructure and focusing on organic opportunities;
•	Producing approximately four months’ worth of inventory before temporarily suspending production in April 2020;
•	Continuing to protect and support our employees, including no layoffs, furloughs or compensation reductions to date;
•	Executing a successful work-from-home strategy for administrative functions that includes launching various efficiency projects in information technology, accounting and operations;
•	Monitoring and reviewing recent case studies of VTE patients suffering from COVID-19;
•	Initiating market assessment and commercial entry planning for our international expansion; and
•	Accessing the remaining $10.0 million on our term loan on March 23, 2020, which was repaid in full along with all our long term-debt in August 2020.

Despite the negative impacts from COVID-19, for the nine months ended September 30, 2020, approximately 8,600 procedures were performed using our products, compared to approximately 2,800 procedures in the nine months ended September 30, 2019. During the second quarter, we experienced disruptions to our procedure volume beginning in mid-March as a result of COVID-19, and weekly procedure volumes declined by approximately 40% by mid-April when compared to weekly procedure volumes in early March. The decrease in procedure volume impacted DVT procedures and PE procedures relatively equally, with both types of procedures declining during this period. However, we saw a recovery in procedure volume in June that was higher than our pre COVID-19 peak. During the third quarter, we saw continued sequential growth beyond previous quarters.

While we are encouraged by our third quarter results, we are aware that the actual and perceived impact of COVID-19 is changing and cannot be predicted. As a result, we cannot assure you that our recent procedure volumes are indicative of future results or that we will not experience additional negative impacts associated with COVID-19, which could be significant. The COVID-19 pandemic has negatively impacted our business, financial condition and results of operations by significantly decreasing and delaying the number of procedures performed using our products, and we expect the pandemic could continue to negatively impact our business, financial condition and results of operations.

Procedure Volume

We regularly review various operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. We believe the number of procedures performed to treat DVT and PE using our products is an indicator of our ability to drive adoption and generate revenue. We believe this is an important metric for our business; however, we anticipate that additional metrics may become important as our business grows. The following table lists the number of procedures performed in each of the three-month periods as indicated:

	Three Months Ended
Procedures(1)	Sept 30, 2020	June 30, 2020	March 31, 2020	Dec. 31, 2019	Sept 30, 2019	June 30, 2019	March 31, 2019
DVT	2,000	1,400	1,300	1,000	700	500	300
PE	1,700	1,100	1,100	800	600	400	300
	3,700	2,500	2,400	1,800	1,300	900	600

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

Components of our Results of Operations

Revenue

We currently derive all our revenue from the sale of our ClotTriever and FlowTriever products to hospitals in the United States. Our customers typically purchase an initial stocking order of our products and then reorder replenishment product as procedures are performed. No single customer accounted for 10% or more of our revenue during the three and nine months ended September 30, 2020 and 2019. For the three and nine months ended September 30, 2020, approximately 54% of our customers used both of our products, 34% used ClotTriever only and 12% used FlowTriever only. We expect revenue to increase in absolute dollars as we expand our sales organization and sales territories, add customers, expand the base of physicians that are trained to use our products, expand awareness of our products with new and existing customers and as physicians perform more procedures using our products. Revenue for ClotTriever and FlowTriever products as a percentage of total revenue is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
ClotTriever	37%	38%	38%	38%
FlowTriever	63%	62%	62%	62%

For the nine months ended September 30, 2020, our blended revenue per procedure was approximately $9,100. Blended revenue per procedure represents the average of the average selling price per ClotTriever and the average price per FlowTriever procedure.

Cost of Goods Sold and Gross Margin

We manufacture and/or assemble all our products at our facility in Irvine, California. Cost of goods sold consists primarily of the cost of raw materials, components, direct labor and manufacturing overhead. Overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management, including stock-based compensation. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs such as shipping costs and royalty expense. Shipping costs billed to customers are reported as a reduction of cost of goods sold. We expect cost of goods sold to increase in absolute dollars as our revenue grows and more of our products are sold.

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

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of engineering, product development, clinical studies to develop and support our products, regulatory expenses, and other costs associated with products that are in development. These expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation and an allocation of facility overhead expenses. Additionally, R&D expenses include costs associated with our clinical trials and registries, including clinical study design, clinical study site initiation and study costs, data management, and internal and external costs associated with our regulatory compliance, including the costs of outside consultants and contractors that assist in the process of submitting and maintaining regulatory filings. We expense R&D costs as incurred. We expect R&D expenses as a percentage of revenue to vary over time depending on the level and timing of our new product development efforts, as well as our clinical development, clinical trials and registries and other related activities.

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

The following table sets forth the components of our unaudited statements of operations in dollars and as percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2020	%	2019	%	Change $
Revenue	$38,715	100.0%	$14,225	100.0%	$24,490
Cost of goods sold	3,228	8.3%	1,510	10.6%	1,718
Gross profit	35,487	91.7%	12,715	89.4%	22,772
Operating expenses:
Research and development	5,217	13.5%	1,722	12.1%	3,495
Selling, general and administrative	23,080	59.6%	10,100	71.0%	12,980
Total operating expenses	28,297	73.1%	11,822	83.1%	16,475
Income from operations	7,190	18.6%	893	6.3%	6,297
Other income (expense)
Interest income	208	0.5%	19	0.1%	189
Interest expense	(251)	(0.6%)	(226)	(1.6%)	(25)
Other expenses	(651)	(1.7%)	—	0.0%	(651)
Change in fair value of warrant liabilities	—	0.0%	(320)	(2.2%)	320
Total other expenses, net	(694)	(1.8%)	(527)	(3.7%)	(167)
Net income and comprehensive income	$6,496	16.8%	$366	2.6%	$6,130

Revenue. Revenue increased $24.5 million, or 172%, to $38.7 million during the three months ended September 30, 2020, compared to $14.2 million during the three months ended September 30, 2019. The increase in revenue was due primarily to an increase in the number of products sold and an increase in the average selling prices of our products.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $1.7 million, or 114%, to $3.2 million during the three months ended September 30, 2020, compared to $1.5 million during the three months ended September 30, 2019. This increase was due to the increase in the number of products sold and additional manufacturing overhead costs incurred as we invested significantly in our operational infrastructure to support anticipated future growth. Gross margin for the three months ended September 30, 2020 increased to 91.7%, compared to 89.4% for the three months ended September 30, 2019, due to an increase in the average selling prices of our products and improved operating leverage.

Research and Development Expenses. R&D expenses increased $3.5 million, or 203%, to $5.2 million during the three months ended September 30, 2020, compared to $1.7 million during the three months ended September 30, 2019. The increase in R&D expenses was primarily due to increases of $1.6 million of personnel-related expenses, $0.8 million in materials and supplies, $0.8 million of clinical study and registry expenses, and $0.2 million in professional fees.

Selling, General and Administrative Expenses. SG&A expenses increased $13.0 million, or 129%, to $23.1 million during the three months ended September 30, 2020, compared to $10.1 million during the three months ended September 30, 2019. The increase in SG&A costs was primarily due to an increase of $10.0 million in personnel-related expenses as a result of increased headcount across our organization and increased commissions due to higher revenue, an increase of $1.0 million in professional fees, an increase of $1.0 million in insurance costs, and an increase of $0.3 million in facility costs.

Interest Income. Interest income increased by $189,000 to $208,000 during the three months ended September 30, 2020, compared to $19,000 during the three months ended September 30, 2019. The increase in interest income was primarily due to an increase in average cash and cash equivalents during the three months ended September 30, 2020, compared to the three months ended September 30, 2019.

Interest Expense. Interest expense increased by $25,000 or 11% during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, due primarily to the higher average borrowings during the three months ended September 30, 2020.

Change in Fair Value of Warrant Liabilities. We recorded no change in fair value of warrant liabilities for the three months ended September 30, 2020, compared to $0.3 million for three months ended September 30, 2019.

Other expenses. Other expenses for the three months ended September 30, 2020 consisted primarily of a $0.7 million loss on extinguishment of debt related to the payoff of our debt facility with Signature Bank.

Comparison of the nine months ended September 30, 2020 and 2019

The following table sets forth the components of our unaudited statements of operations in dollars and as percentage of revenue for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2020	%	2019	%	Change $
Revenue	$91,059	100.0%	$31,242	100.0%	$59,817
Cost of goods sold	9,420	10.3%	3,772	12.1%	5,648
Gross profit	81,639	89.7%	27,470	87.9%	54,169
Operating expenses:
Research and development	11,863	13.0%	4,511	14.4%	7,352
Selling, general and administrative	58,353	64.1%	23,328	74.7%	35,025
Total operating expenses	70,216	77.1%	27,839	89.1%	42,377
Income (loss) from operations	11,423	12.6%	(369)	(1.2%)	11,792
Other income (expense)
Interest income	409	0.4%	66	0.2%	343
Interest expense	(1,060)	(1.2%)	(682)	(2.2%)	(378)
Other expenses	(651)	(0.7%)	—	0.0%	(651)
Change in fair value of warrant liabilities	(3,317)	(3.6%)	(562)	(1.8%)	(2,755)
Total other expenses, net	(4,619)	(5.1%)	(1,178)	(3.8%)	(3,441)
Net income (loss) and comprehensive income (loss)	$6,804	7.5%	$(1,547)	(5.0%)	$8,351

Revenue. Revenue increased $59.8 million, or 192%, to $91.1 million during the nine months ended September 30, 2020, compared to $31.2 million during the nine months ended September 30, 2019. The increase in revenue was due primarily to an increase in the number of products sold and an increase in the average selling prices of our products. The increase in revenue was offset in part by the negative impact of the COVID-19 pandemic on procedure volume and new orders during the nine months ended September 30, 2020.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $5.6 million, or 150%, to $9.4 million during the nine months ended September 30, 2020, compared to $3.8 million during the nine months ended September 30, 2019. This increase was due to the increase in the number of products sold and additional manufacturing overhead costs incurred as we invested significantly in our operational infrastructure to support anticipated future growth. Cost of goods sold for the nine months ended September 30, 2020 was also impacted by $1.1 million in idle production capacity costs associated with the COVID-19 pandemic. Gross margin for the nine months ended September 30, 2020 increased to 89.7%, compared to 87.9% for the nine months ended September 30, 2019 due to an increase in the average selling prices of our products and improved operating leverage.

Research and Development Expenses. R&D expenses increased $7.4 million, or 163%, to $11.9 million during the nine months ended September 30, 2020, compared to $4.5 million during the nine months ended September 30, 2019. The increase in R&D expenses was primarily due to increases of $3.1 million of personnel-related expenses, $1.9 million of clinical study and registry expenses, $1.8 million in materials and supplies, and $0.3 million in professional fees.

Selling, General and Administrative Expenses. SG&A expenses increased $35.0 million, or 150%, to $58.4 million during the nine months ended September 30, 2020, compared to $23.3 million during the nine months ended September 30, 2019. The increase in SG&A costs was primarily due to an increase of $27.8 million in personnel-related expenses as a result of increased headcount across our organization and increased commissions due to higher revenue, an increase of $2.7 million in professional fees, an increase of $1.4 million in insurance costs, an increase of $0.7 million in facility costs, and an increase in $0.6 million in travel costs.

Interest Income. Interest income increased by $343,000 to $409,000 during the nine months ended September 30, 2020, compared to $66,000 during the nine months ended September 30, 2019. The increase in interest income was primarily due to an increase in average cash and cash equivalents during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

Interest Expense. Interest expense increased by $0.4 million or 55% during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. This increase was primarily due to higher average borrowings under our credit facilities during the nine months ended September 30, 2020.

Change in Fair Value of Warrant Liabilities. Change in fair value of warrant liabilities increased $2.7 million to $3.3 million for the nine months ended September 30, 2020, compared to $0.6 million for nine months ended September 30, 2019. This increase was due to the fair value remeasurement of our convertible preferred stock warrant liabilities.

Other expenses. Other expenses for the nine months ended September 30, 2020 consisted primarily of a $0.7 million loss on extinguishment of debt related to the payoff of our debt facility with Signature Bank.

Liquidity and Capital Resources

To date, our primary sources of capital have been the net proceeds we received through private placements of preferred stock, debt financing agreements, the sale of common stock in our IPO, and revenue from the sale of our products. On May 27, 2020, we completed our IPO, including the underwriters full exercise of their over-allotment option, selling 9,432,949 shares of our common stock at $19.00 per share. Upon completion of our IPO, we received net proceeds of approximately $163.0 million, after deducting underwriting discounts and commissions and offering expenses. In August 2020, we repaid in full the $30.0 million of principal owed under the credit facility with Signature Bank.  As of September 30, 2020, we had cash and cash equivalents of $168 million, and an accumulated deficit of $34.4 million.  In September 2020, we entered into a new revolving Credit Agreement with Bank of America which provides for loans up to a maximum of $30 million.  As of September 30, 2020, we had no principal outstanding under the Credit Agreement and the amount available to borrow was approximately $25.2 million.

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

Cash Flows

The following table summarizes our cash flows for each of the nine-month periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net Cash (used in) provided by:
Operating activities	$3,536	$(4,110)
Investing activities	(3,076)	(2,062)
Financing activities	143,889	198
Net increase (decrease) in cash and cash equivalent	$144,349	$(5,974)

Net Cash Used in Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2020 was $3.5 million, consisting primarily of net income of $6.8 million and non-cash charges of $7.0 million, offset by an increase in net operating assets of $10.3 million. The increase in net operating assets was primarily due to increases in accounts receivable of $9.6 million and inventories of $3.2 million to support the growth of our operations, an increase in prepaid and other assets of $2.9 million primarily from prepaid insurance, which were partially offset by increases in accounts payable of $1.0 million and accrued liabilities of $4.5 million due to timing of payments and growth of our operations. The non-cash charges primarily consisted of $3.3 million in change in fair value of the preferred stock warrant liabilities, stock-based compensation of $2.0 million, $0.9 million in depreciation, and $0.6 million in loss on extinguishment of debt.

Net cash used in operating activities for the nine months ended September 30, 2019 was $4.1 million, consisting primarily of a net loss of $1.5 million and an increase in net operating assets of $3.9 million, partially offset by non-cash charges of $1.3 million. The increase in net operating assets was primarily due to an increase in accounts receivable of $5.7 million due to increase in sales and inventories of $2.0 million to support the growth of our operations, partially offset by increases in account payable of $1.0 million and accrued liabilities of $3.1 million due to timing of payments and growth of our operations. Non-cash charges consisted primarily of $0.4 million in depreciation, stock-based compensation of $0.3 million, and the change in fair value of the convertible preferred stock warrants of $0.6 million.

Net Cash Used in Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2020 and 2019 was $3.1 million and $2.1 million, respectively, consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2020 was $143.9 million primarily consisting of net IPO proceeds of $164.4 million and net proceeds of $10.0 million received from additional borrowings under the credit facility with Signature Bank, partially offset by the $30.3 million repayment of the amount outstanding under the credit facility.

There were no significant cash flow financing activities in the nine months ended September 30, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The risk associated with fluctuating interest rates is primarily limited to our debt. As of September 30, 2020, we had repaid in full the SB Credit Facility and had no long-term debt outstanding. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Credit Risk

As of September 30, 2020, our cash and cash equivalents were maintained with three financial institutions in the United States, and our current deposits are likely in excess of insured limits. We do not believe we are exposed to any significant credit risk. Our cash equivalents are invested in highly rated money market funds.

Our accounts receivable primarily relate to revenue from the sale of our products to hospitals and medical centers in the United States. No customer represented 10% or more of our accounts receivable as of September 30, 2020.

Foreign Currency Risk

Our business is currently primarily conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act prior to the filing of this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as described below.

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

Management’s Plan to Remediate the Material Weaknesses

With the oversight of senior management and our audit committee, we began the implementation of remediation steps in late 2019 and these measures were ongoing during the nine months ended September 30, 2020. These efforts focus on (i) the hiring of personnel with technical accounting and financial reporting experience and (ii) the implementation of improved accounting and financial reporting procedures and systems to improve the completeness, timeliness and accuracy of our financial reporting and disclosures including the assessment of more judgmental areas of accounting. We believe these measures will remediate the material weaknesses identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and we will continue to diligently and vigorously review our financial reporting controls and procedures.

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

Item 1A. Risk Factors.

For a discussion of our potential risks and uncertainties, see the information in Part I, "Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. Other than the risk factors set forth below, there have been no material changes to the risk factors disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

We may experience disruptions to our business as a result of the relocation of our headquarters and operations.

In October 2020, we entered into a lease agreement to move our headquarters to a larger space in Irvine, California.  The process of moving our entire business, including our research and development and manufacturing operations, is inherently complex and is not part of our day-to-day operations. The relocation will require the movement and installation of key manufacturing equipment and recertification with applicable regulatory bodies, including the FDA. This relocation process could cause significant disruption to our operations, divert management attention and resources and involve significant costs, all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, we can give no assurance that the relocation will be completed as planned or within the anticipated timeframe, or that we will fully realize the expected benefits of the relocation.

We entered into a new credit facility, which may affect our ability to operate our business and secure additional financing in the future.

In August 2020, we repaid in full and terminated our credit facility with Signature Bank, or the SB Credit Facility. In September 2020, we entered into a senior secured revolving credit facility with Bank of America, or the Credit Agreement, under which we may borrow loans up to a maximum principal amount of $30.0 million. Advances under the Credit Agreement bear interest at an annual rate equal to the greater of the prime rate, the federal funds rate plus 0.50%, or the LIBOR rate based upon an interest period of 30 days plus 1.00%, plus an applicable margin. Margin will be 1.25% until March 31, 2021 and then will range from 1.00% to 1.50% based on the Company’s applicable fixed charge coverage ratio. As of September 30, 2020, there were no amounts outstanding under the Credit Agreement. In addition, we are required to pay an unused line fee at an annual rate ranging from 0.25% to 0.375% of the average daily unused portion of the amounts available under the Credit Agreement. We are required to make monthly interest payments on any borrowed amounts outstanding under the Credit Agreement, which may divert resources from other activities.

Our obligations under the Credit Agreement are collateralized by substantially all of our assets, excluding intellectual property, and we are subject to customary financial and operating covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, incur debt, make distributions, grant liens and make investments, in each case subject to certain exceptions. The covenants related to the Credit Agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies.

While we have not previously breached and are not currently in breach of these or any other covenants contained in our Credit Agreement or other debt arrangements, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the Credit Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the Credit Agreement to become immediately due and payable and terminate commitments to extend further credit and foreclose on the collateral granted to it to collateralize such indebtedness. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

In order to service indebtedness, we need to generate cash from our operating activities. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness instead of funding working capital, capital expenditures or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This may place us at a competitive disadvantage compared to our competitors that have less indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities.

None.

Use of Proceeds from the IPO

 For a discussion of the use of proceeds from the IPO, see the information in “Part II, Item 2. Use of Proceeds from the IPO” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. There have been no material changes to the use of proceeds from the IPO disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.			Incorporated by reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39293	3.1	5/28/2020
3.2	Amended and Restated Bylaws	8-K	001-39293	3.2	5/28/2020
10.1	Lease Agreement, dated as of October 7, 2020, by and between Inari Medical, Inc. and Oak Canyon Creek LLC
10.2	Lease Termination Agreement, dated as of October 7, 2020, by and between Inari Medical, Inc. and Bake Technology Park LLC
10.3#	Amended and Restated 2020 Employee Stock Purchase Plan
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Inari Medical, Inc.

Date: November 12, 2020	By:	/s/ William Hoffman
William Hoffman
Chief Executive Officer and President (Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Mitchell Hill
Mitchell Hill
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)