Form 10-K
period 2020-12-31
Inari Medical, Inc.
filed 2021-03-09
CIK 1531048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39293

Inari Medical, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	45-2902923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 Parker, Suite 100 Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 923-4747

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	NARI	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☒ NO ☐

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $953.6 million.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2021 was 49,500,688.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A withing 120 days of the end of the fiscal year ended December 31, 2020. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, stock compensation, business strategy, plans, market growth, regulatory climate, competitive landscape and our objectives for future operations.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2020. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

•	We are an early-stage company with a history of significant net losses, we may incur operating losses in the future and we may not be able to sustain profitability;

•

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, could adversely affect our business;

•

Our revenue is currently generated from the sales of our two products and we are therefore highly dependent on the success of those products. Our long-term growth depends on our ability to enhance our products, expand our indications and develop and commercialize additional products in a timely manner;

•

We have limited commercial sales experience regarding our products, including limited experience in training and marketing and selling our products, which makes it difficult to evaluate our current business, predict our future prospects and forecast our financial performance and growth;

ii

•	Our business is dependent upon the broad adoption of our products and catheter-based thrombectomy procedures by hospitals, physicians and patients;

•

Adoption of our ClotTriever and FlowTriever products requires approval by customers, such as hospital value analysis committees, and depends upon appropriate physician training, practice and patient selection and positive clinical data;

•

Our products are used in a limited number of procedures and there is a limited total addressable market for our products. The sizes of the markets for our current products have not been established with precision, and may be smaller than we estimate;

•	Catheter-based treatment for PE is subject to a Medicare National Coverage Determination that may restrict Medicare coverage for procedures using our FlowTriever product for the treatment of PE;

•	We may not be able to maintain adequate levels of third-party coverage and reimbursement, and third parties may rescind or modify their coverage or delay payments related to our products;

•

The market for our products is highly competitive. Our competitors may have longer operating histories, more established products and greater resources than we do, and may be able to develop or market treatments that are safer, more effective or gain greater acceptance in the marketplace than our products;

•

We have limited manufacturing facilities and experience manufacturing our products in commercial quantities and we face a number of manufacturing risks that may adversely affect our manufacturing abilities;

•	We depend on a limited number of single source suppliers to manufacture our components, sub-assemblies and materials, which makes us vulnerable to supply shortages and price fluctuations;

•

As international expansion of our business occurs in future years, it will expose us to market, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States;

•	Our success will depend on our, and any of our current and future licensors’, ability to obtain, maintain and protect our intellectual property rights; and

•	Our products and operations are subject to extensive government regulation and oversight in the United States and abroad.

iii

PART I

Item 1. Business.

Overview

We are a commercial-stage medical device company focused on developing products to treat and transform the lives of patients suffering from venous diseases. Our initial product offering consists of two minimally-invasive, novel catheter-based mechanical thrombectomy devices. We purpose-built our products for the specific characteristics of the venous system and the treatment of the two distinct manifestations of venous thromboembolism, or VTE – deep vein thrombosis and pulmonary embolism. Our ClotTriever product is FDA-cleared for the removal of clot from peripheral blood vessels and is used to treat patients suffering from deep vein thrombosis, or DVT. Our FlowTriever product is the first thrombectomy system FDA-cleared for the treatment of pulmonary embolism, or PE. These products have been used to treat more than 20,000 patients at over 800 hospitals across the United States. We have experienced significant growth since we began commercializing our products, with approximately 13,200 procedures performed using our products in 2020.

VTE is a disease caused by blood clot formation in the veins of the body and is a leading cause of death and disability worldwide. VTE represents the third most common vascular diagnosis in the United States after myocardial infarction and stroke. Researchers estimate that approximately one million people present with VTE in the United States each year, with approximately 668,000 new patients diagnosed with DVT and approximately 400,000 new patients diagnosed with PE each year. VTE results in approximately 296,000 deaths in the United States each year and industry sources estimate that VTE-related direct health care costs exceed $10 billion per year.

Of the estimated 668,000 new DVT diagnoses and 400,000 new PE diagnoses in the United States each year, we believe approximately 242,000 DVT patients and approximately 200,000 PE patients could benefit from safe and effective treatment with our ClotTriever and FlowTriever products, respectively. In addition, among the 668,000 DVT patients, we believe there are approximately 20,000 patients with clot in transit in the right atrium who could benefit from treatment with FlowTriever products.  Taken together, this represents a potential annual addressable U.S. market opportunity for our current products of approximately $3.8 billion. We also believe there is a substantial market opportunity outside the United States.

The current standard of care for treating VTE is conservative medical management with anticoagulants, which are drugs designed to prevent further blood clotting but that do not break down or eliminate existing clots. Anticoagulants are intended to stop further clot formation while the body attempts to break down and remove clots using natural mechanisms. Nearly all patients receive this treatment, many of whom remain on anticoagulants for the remainder of their lives. We estimate that 68% of our target DVT patients and 90% of our target PE patients are treated with anticoagulants alone. We estimate that the remaining 32% of our target DVT patients and 10% of our target PE patients also receive additional treatment using mechanical thrombectomy or thrombolytic drug therapy.

Historically, development efforts for mechanical thrombectomy devices have focused on arterial devices, which are then repurposed for use in the venous system. Given the significant differences between the arterial and venous systems and the clot that forms in each system, these devices have difficulty removing venous clot, which is often adhered to the vessel wall and is older, firmer and substantially larger than arterial clot.

Thrombolytic drugs accelerate the body’s natural mechanisms for breaking down clot but are generally not effective on venous clot. These drugs also are associated with a risk of spontaneous major bleeding, including catastrophic bleeding in the brain. In addition, these drugs are expensive and require monitoring in a critical care setting, such as the intensive care unit, or ICU.

We believe the best way to treat VTE and improve the quality of life of patients suffering from this disease is to safely and effectively remove the blood clot. With that in mind, we designed and purpose-built our ClotTriever and FlowTriever products. The ClotTriever is a mechanical thrombectomy system designed to core, capture and remove large clots from large vessels and is used to treat DVT. The FlowTriever is a large bore catheter-based aspiration and mechanical thrombectomy system designed to remove large clots from large vessels to treat PE. Both products are designed to eliminate the need for thrombolytic drugs.

We believe our products are transformational because they offer hospitals, physicians and patients the following key benefits:

•	Capture and remove large clot burden from large vessels;
•	Liberate clot mechanically and remove venous clot from the vessel wall;
•	Eliminate the need for thrombolytic drugs;
•	Remove clot safely with minimal blood loss;
•	Offer simple, intuitive and easy to use solutions to physicians;
•	Enable short, single-session treatment with improved hospital and physician efficiency; and
•	Require no capital investment.

We believe the historical bias for conservative medical management is largely due to the ineffectiveness of, and risks associated with, current alternative treatments, and the lack of mechanical tools capable of removing venous clot in a safe, effective and simple way. The standard of care for treatment of other thrombotic diseases, such as myocardial infarction and stroke, has evolved from the use of anticoagulants alone to anticoagulants together with thrombolytic drugs and eventually to anticoagulants together with definitive catheter-based interventions. We believe our products could be the catalyst to drive the same evolution of treatment for venous diseases, establishing our products as the standard of care for DVT and PE.

Our ClotTriever and FlowTriever have received 510(k) clearance from the FDA. The primary clinical study we have completed to date regarding the safety and effectiveness of our products is our FlowTriever Pulmonary Embolectomy Clinical Study, or FLARE study, which was completed in October 2017. The FLARE study supported FDA 510(k) clearance of the FlowTriever for the treatment of PE, which was received in May 2018. We are committed to continuing to develop a strong base of clinical evidence and real-world patient outcomes to further support the safety and effectiveness of our products. We are currently enrolling two 500-patient registries: ClotTriever Outcomes, or CLOUT, for DVT and FlowTriever All-Comer Registry for Patient Safety and Hemodynamics, or FLASH, for PE. In addition, we are initiating the FlowTriever for Acute Massive Pulmonary Embolism, or FLAME, registry for high-risk PE in 2021 and there are multiple ongoing investigator-initiated studies. We believe these efforts will generate a robust cadence of publications, drive adoption of our products, increase awareness of venous diseases and inform the design of future definitive clinical trials.

We believe our venous-focused commercial organization provides a significant competitive advantage. Our most important relationships are between our sales representatives and our treating physicians, which include interventional cardiologists, interventional radiologists and vascular surgeons. We have developed systems and processes to harness the information gained from these relationships and we leverage this information to rapidly iterate products, introduce and execute physician education and training programs and scale our sales organization. We market and sell our products to hospitals, which are reimbursed by various third-party payors.

We have dedicated meaningful resources to building a direct sales force in the United States, with our sales force covering 120 territories as of December 31, 2020.  We continue to actively expand our sales organization through additional sales representatives and territories.

We have experienced significant growth since we began commercializing our products in the United States. We generated revenue of $139.7 million, with a gross margin of 90.6% and net income of $13.8 million for the year ended December 31, 2020, compared to revenue of $51.1 million, with a gross margin of 88.4% and net losses of $1.2 million for the year ended December 31, 2019. Our accumulated deficit was $27.4 million as of December 31, 2020.

Our Success Factors

We believe the continued growth of our company will be driven by the following success factors:

•

Focus on and deep understanding of the venous system and venous diseases. We are pioneering the development and commercialization of devices that are designed and purpose-built for the specific characteristics of the venous system, its diseases and its unique clot morphology. Treatment of the venous system and its diseases presents a different set of challenges and requirements than the arterial system, and represents a new frontier for the application of catheter-based solutions. Historically, development efforts have focused on repurposing arterial devices for use in the venous system. Given the significant differences between the arterial and venous systems, these efforts have largely been ineffective in treating VTE. Our focus on the venous system and deep knowledge of our target market has enabled us to understand the unmet needs of our patients and physicians. This has allowed us to rapidly innovate and enhance our products and has informed our clinical and educational programs.

•

Proprietary devices designed to safely and effectively remove large volumes of clot from large vessels while eliminating the need for thrombolytic drugs. Our ClotTriever and FlowTriever products are minimally-invasive devices designed to remove large volumes of clot from the venous system, without the use of thrombolytic drugs. They work simply, safely and effectively, and facilitate short, single-session treatments for both DVT and PE. Historically, patients suffering from DVT and PE were primarily treated with anticoagulants, which are drugs designed to prevent further blood clotting but that do not break down or eliminate existing clots. Other drug-based alternatives, including catheter-directed thrombolysis, are also used with limited effectiveness and, in some cases, with major bleeding. We believe our purpose-built venous thrombectomy products offer significant treatment benefits and have the potential to become the standard of care for DVT and PE.

•

Large market opportunity for patients with unmet needs. In the United States, we estimate there are approximately 242,000 DVT patients and 200,000 PE patients each year that could benefit from treatment with our ClotTriever and FlowTriever products, respectively. We estimate that 68% of these target DVT patients and 90% of these target PE patients are treated with conservative medical management involving anticoagulants alone, which do not break down or eliminate existing clot. As a result, we believe there is a significant unmet need for safe and effective treatment and removal of existing clot in patients with these diseases. In addition, we believe there are approximately 20,000 patients with clot in transit in the right atrium who could benefit from treatment with FlowTriever products. We believe the historical bias for conservative medical management is largely due to the ineffectiveness of, and risks associated with, current alternative treatments, and the lack of mechanical tools capable of removing venous clot in a safe, effective and simple way. The standard of care for treatment of other thrombotic diseases, such as myocardial infarction and stroke, has evolved from the use of anticoagulants alone to anticoagulants together with thrombolytic drugs and eventually to anticoagulants together with definitive catheter-based interventions. We believe that our products could be the catalyst to drive the same evolution of treatment for venous diseases. We estimate the potential annual total addressable market for our products in the United States is approximately $3.8 billion and that there is also a significant opportunity for our products outside the United States.

•

Rapidly scaling commercial organization leveraging unique insights. Our most important relationships are between our sales representatives and physicians. Our front-line sales representatives typically attend procedures, which puts us at the intersection of the patient, product and physician. We have developed systems and processes to harness the information gained from these interactions and we leverage this information to rapidly iterate products, introduce and execute physician education and training programs and scale our sales organization. We are rapidly expanding our network of sales representatives and, as of December 31, 2020, we had 120 sales territories.

•

Simple, intuitive and easy to use products with minimal training required. Our products are minimally invasive, easy to use, single-use devices that do not require capital equipment or the use of thrombolytic drugs. We designed and developed our products to enable a short learning curve and consistent ease of use. Our products are designed to utilize standard endovascular skills possessed by our treating physicians, interventional cardiologists, interventional radiologists and vascular surgeons, each of which can readily learn the required additional techniques for use of our products. We believe this simplicity and ease of use will continue to help drive adoption of our products.
•

Compelling hospital economics and improved hospital and physician efficiency. We believe our products can reduce the cost of treating DVT and PE. We designed our products to eliminate the need for expensive thrombolytic drugs. These drugs require a costly ICU stay and carry a significant risk of major bleeding. Our products facilitate short, single-session treatments and we believe have the potential to reduce the total length of hospital stay and improve hospital economics. In addition, our products can drive hospital and physician efficiency. We believe these economic benefits support the approval of our products by hospital value analysis committees, group purchasing organizations and integrated delivery networks, which reduces a key barrier to adoption by our physician customers.

•

Unique culture of focus on patient care, driving value creation. We believe that VTE patients have been poorly understood, under treated and mostly ignored by industry participants. Our key purpose is to serve and improve the quality of life of these patients, our patients. We believe that the clot itself matters and that removing it can have a profound impact on the lives of our patients over the short and long term. We believe it is our responsibility to ensure as many of our patients as possible are treated safely, effectively and simply. We have implemented hiring and recruiting systems to carefully select professionals who share our beliefs and goals. We believe that extraordinary outcomes are possible when a group of people commit, together, to ideas and purposes bigger than themselves and bigger than business. We pursue our key purpose with a team of people who commit themselves to a cause and to each other.

Our Growth Strategy

Our mission is to treat and transform the lives of patients suffering from venous diseases. To accomplish this, we intend to establish our products as the standard of care for the treatment of venous diseases. The key elements of our growth strategy are:

•

Continuing to expand our U.S. sales force. We currently sell our products to over 800 of the approximately 1,500 hospitals in the United States with a catheterization laboratory, or cath lab, where interventional procedures can be performed. VTE patients present to, and can be treated at, any of these hospitals, whereas some other diseases, such as stroke, require referrals to tertiary care facilities for advanced treatment. We plan to continue to grow our sales organization in order to target and expand our network of hospital and physician customers, and believe there is a significant opportunity to grow our business through this continued expansion of our commercial footprint.

•

Driving increased awareness and adoption of our products in existing and future hospital customers. As we expand our network of hospital customers, we intend to increase awareness within these hospitals in order to drive greater adoption of our products as the preferred first-line solution for the treatment of venous diseases. To accomplish this, we conduct regular national, regional and local training and educational programs for both interventional and non-interventional physicians. In addition, we are leveraging our expanding sales organization to increase the awareness of our products with our treating physicians, referring physicians and other stakeholders at the account level. Our goal is to increasingly drive towards small sales territories that allow for deeper engagement within existing hospital customers. This strategy enables our sales representatives to have regular and targeted communications to convey the benefits of our products to non-interventional physicians, such as emergency department physicians and pulmonologists. These physicians often play an important role in helping to determine patient care. We also train our sales representatives to communicate the clinical and economics of our products with hospital administrators. We believe this comprehensive approach is key to continuing to drive increased adoption of our products within existing and new hospital customers.

•

Building upon our base of clinical evidence. We are committed to continuing to build upon our base of clinical evidence, which we believe will help drive increased awareness and adoption of our products. The primary clinical study we have completed to date is our FLARE study, which established the safety and effectiveness of the FlowTriever for the treatment of PE without the use of thrombolytic drugs. We are currently enrolling two 500-patient registries, CLOUT for DVT and FLASH for PE, and we expect to initiate the FLAME registry for high-risk PE in 2021. In addition, there are multiple ongoing investigator-initiated studies. We believe these studies will generate a robust cadence of publications, drive further adoption of our products, increase awareness of venous diseases and inform the design of future definitive clinical trials.

•

Continuing to expand our portfolio of venous products. We are currently focused on three key goals as we develop additional and next generation venous products for commercialization. First, we seek to continue to enhance the effectiveness, efficiency and ease of use of our current products. Second, we plan to expand the application of our thrombectomy technology to areas of the body that are not addressed by our existing products. Third, we are developing solutions beyond thrombectomy to address other unmet needs.

•

Pursuing strategically adjacent markets and international opportunities. We believe there is an opportunity to leverage our commercial footprint to expand beyond venous into adjacent vascular markets. In addition, venous diseases are prevalent worldwide, and we believe there is a significant opportunity for our products outside the United States. We are currently working to commercialize our solutions internationally and have received updated CE Marks for both ClotTriever and FlowTriever in Europe.

Market Overview

Our Market

Industry sources estimate that approximately 668,000 patients in the United States are diagnosed with DVT each year. Of these, approximately 242,000 patients, or 38%, have DVT located in the iliofemoral region and are candidates for treatment using our ClotTriever product. We believe the ClotTriever offers an innovative solution for these 242,000 patients that is safe and more effective than current treatment alternatives, and that this represents an approximately $1.6 billion per year U.S. market opportunity for DVT. In addition, among the 668,000 DVT patients, we believe there are approximately 20,000 patients with clot in transit in the right atrium who could benefit from treatment with FlowTriever products.

Industry sources estimate that approximately 400,000 patients in the United States are diagnosed with PE each year. Of these, approximately 200,000 patients, or 50%, have PE that is severe enough to cause right heart strain. We believe the FlowTriever offers an innovative solution for these 200,000 patients that is safe and more effective than current treatment alternatives, and that this represents an approximately $2.0 billion per year U.S. market opportunity for PE.

Collectively, the potential annual addressable U.S. market for our current products is approximately $3.8 billion. We also believe there is a substantial market opportunity for DVT and PE outside the United States.

Venous and Arterial Systems and Clot Morphology

The vascular system is made up of vessels that carry and circulate blood throughout the body. The system consists of the arterial system, a network of vessels that carry oxygenated blood away from the heart to the body, and the venous system, a network of vessels that return blood from the body back to the heart. The arterial system is characterized by high velocity blood flow under high pressure. As blood moves through arteries to the body, arteries gradually taper in the direction of blood flow and branch off into smaller vessels, terminating in capillaries. Venous blood flow travels at a lower velocity and under lower pressure than arterial blood flow. Veins carry blood back to the heart and, as a result, enlarge in the direction of blood flow. Due to these important differences, the clinical presentation and clot morphology of venous diseases differ significantly from arterial diseases. As a result, VTE presents a specific set of challenges and corresponding requirements for effective treatment solutions.

Due to the characteristics of the arterial system, clot that forms in arteries quickly becomes occlusive, which causes sudden and dramatic symptoms that require the patient to quickly seek medical attention. Examples of conditions caused by arterial clot include myocardial infarction, or MI, and stroke. As these clots are discovered quickly and in smaller vessels, they are small, soft, fibrin-rich and are usually not adhered to the wall of the artery. For example, arterial clot that causes MI or stroke is generally about the size of a grain of rice.

Due to the characteristics of the venous system, the volume of venous clot gradually increases and adheres to the vessel wall, growing inwards towards the center of the vessel (thicker) and along the vessel wall (longer), further restricting blood flow through the affected vein. Venous clot can develop over days or weeks before causing symptoms severe enough to prompt the patient to seek medical attention. During this time, as venous clot ages, its fibrin composition is rapidly replaced by a firmer collagen matrix. For example, according to a published study, the collagen content of a clot can reach 20% within one week and 80% within three weeks. The body’s natural mechanisms for breaking down and removing clot targets fibrin. Therefore, as a clot ages it generally becomes more resistant to the body’s natural ability to break down and eliminate it. As a result, by the time patients seek medical attention, their venous clot has likely become resistant to the natural mechanisms for treatment and quite significant in size.

The following images depict examples of arterial and venous clots:

Venous Thromboembolism

Venous thromboembolism, or VTE, is a disease caused by blood clot formation in the venous system. VTE has two distinct manifestations – deep vein thrombosis, or DVT, and pulmonary embolism, or PE. VTE is a leading cause of death and disability worldwide and represents the third most common vascular diagnosis in the United States after myocardial infarction and stroke. According to industry sources, PE is the third leading cause of cardiovascular death in the United States and is the most common cause of preventable deaths in hospitals in the United States. Researchers estimate that there are up to approximately one million VTE patients in the United States each year. VTE results in approximately 296,000 deaths in the United States each year and industry sources estimate that VTE-related direct health care costs exceed $10 billion per year.

Deep Vein Thrombosis

DVT occurs when clot forms in the deep veins of the extremities of the body, such as the legs. While DVT can occur in any deep vein, it commonly occurs in the iliac, femoral and popliteal veins, which are located in the pelvis, thigh and knee, respectively.

The image below depicts the location of DVT in the patient’s body:

A variety of factors can contribute to the development of clots that can cause DVT including: compression on the vein, surgery, trauma or bone fracture, long periods of bed rest, reduced blood flow from immobility, cancer, pregnancy, birth control pills and varicose veins. In addition, certain people are genetically predisposed for increased clotting. Typical symptoms of DVT include:

•	swelling in the foot, ankle or leg, usually on one side;
•	cramping pain in the affected leg, usually beginning in the calf;
•	unexplained pain in the foot or ankle;
•	warm skin; and
•	discoloration of the skin, usually bluish or reddish.

Upon presentation, DVT can be readily diagnosed via a standard ultrasound imaging assessment that is usually performed in the emergency room.

Symptoms can persist and worsen over time if left untreated. In addition, the location of the DVT can have a significant impact on prognosis and the ability to treat the affected vein. For example, iliofemoral DVT is typically the most dangerous and has large clot volume, poor long-term prognosis and a higher risk of adverse outcomes. Approximately 50% of patients suffering from DVT will develop post-thrombotic syndrome, or PTS, which is caused by chronic scarring and occlusion of vessels. PTS is a severe, lifestyle-limiting disease that is characterized by chronic pain, swelling and skin ulcers. Approximately 90% of patients with PTS are unable to work 10 years after diagnosis.

Pulmonary Embolism

PE occurs when a venous clot embolizes or becomes mobile, travels through the heart and gets lodged in the pulmonary arteries of the lungs. Venous clot that causes PE originates as DVT.

The image below depicts the location of PE in the patient’s body:

A blood clot in the pulmonary arteries increases pressure in these vessels, which causes an increase in the workload of the heart. This initiates a cascade of events, leading to trouble breathing, chest pain, coughing blood, rapid heartbeat and passing out. Upon presentation, PE can be readily diagnosed via a computerized tomography, or CT, scan of the chest.

The most serious complication associated with PE is death, usually due to cardiovascular collapse from sudden failure of the heart, specifically the right ventricle. As many as 50% of patients who survive have long-term residual pulmonary vascular obstruction due to the body’s inability to break down and eliminate the clot. These patients may experience significant impaired function of the heart and lungs, shortness of breath, reduced exercise capacity and lifestyle limitations. In addition, these patients have a statistically higher rate of recurrent PE, pulmonary hypertension, heart failure and death.

PE is often characterized and stratified based on risk to the patient. High risk, or massive, PE is characterized by right heart strain and low systemic blood pressure, and has a mortality rate of up to 50%. Intermediate risk, or submassive, PE is characterized by right heart strain with normal systemic blood pressure, and has a mortality rate of 12-15%. Low risk, or minor PE, has minimal risk of mortality. Approximately 5%, 45% and 50% of PE patients are categorized as high risk, intermediate risk and low risk, respectively.

Current Treatment Alternatives and Their Limitations

There are several treatment options for DVT and PE patients, ranging from conservative medical management to advanced catheter-based interventions. We estimate that 68% of our target DVT patients and 90% of our target PE patients are treated with anticoagulants alone. We estimate that the remaining 32% of our target DVT patients and 10% of our target PE patients also receive additional treatment beyond anticoagulation. These treatments include mechanical thrombectomy, thrombolytic drugs and surgery. There is no consistent approach for determining whether a given patient receives anticoagulants alone or in conjunction with additional treatments. Due in part to the limitations and potential dangers of these additional treatments, most patients are treated with anticoagulation alone.

Anticoagulant Drugs

Conservative medical management with anticoagulant drugs is, and for several decades has been, the primary treatment for DVT and PE. Nearly all patients receive this treatment, many of whom remain on anticoagulants for the remainder of their lives. Anticoagulants do not break down or eliminate existing blood clots. Instead, anticoagulants are intended to stop the formation of additional blood clots and limit the growth of existing blood clots while the body attempts to break down and remove clots using natural mechanisms.

Anticoagulation is often initiated intravenously on an inpatient basis and patients generally remain in the hospital for several days for monitoring while on these drugs. Once stabilized, the patient is transitioned to oral therapy with either Coumadin or a direct-acting oral anticoagulant, such as Eliquis or Xarelto, and is then discharged from the hospital. Patients can remain on these drugs for months or years, and some patients will remain on these drugs for the remainder of their lives.

Mechanical Thrombectomy

Mechanical thrombectomy is an interventional procedure in which a catheter is used to remove clot from vessels in the body, typically by aspiration. There are dozens of catheters available for this type of procedure, although these devices were almost all originally designed for use in the arterial system, which involves the removal of soft, small clots from small vessels.

Some mechanical thrombectomy devices use a hybrid approach that combines aspiration-based mechanical thrombectomy and localized delivery of thrombolytic drugs.

We believe there are a number drawbacks and limitations to existing mechanical thrombectomy treatment options and that existing options do not adequately treat VTE for several reasons, including:

•

Limited ability to remove large, older clots. Due to the characteristics of the venous system and venous clot morphology, by the time VTE is diagnosed, the underlying clot can be significant in size and hardened. Most current mechanical thrombectomy devices are designed to aspirate fresher arterial clot, which is small and soft. As a result, these devices can be inadequate and ineffective for removing the larger, older clots associated with VTE.

•

Limited ability to remove clot from the vessel wall. Unlike arterial clots, venous clots attach to the vessel wall. Most current mechanical thrombectomy products are aspiration-based systems. Aspiration alone does not always liberate venous clot from the vessel wall. As a result, while some clot can be removed by aspiration, significant residual clot can remain in the vein following aspiration.

•

Increased safety risks. Rheolytic-based aspiration systems create a risk of damage to red blood cells due to the high shear forces involved with the therapy. These damaged cells can in turn cause a slow heart rate, low blood pressure and kidney dysfunction. For example, one rheolytic system has an FDA black box warning for the treatment of PE. For DVT, the duration of treatment with rheolytic systems is frequently limited to reduce the risk of acute kidney injury.

•

Multi-stage treatment with multiple procedures. Mechanical thrombectomy procedures are often performed as one part of a multi-stage treatment for DVT that is combined with thrombolytic drug therapy. Multi-stage treatment increases cost and decreases efficiency for the hospital, increases risk and inconvenience for the patient, and typically requires ICU stays and monitoring periods.

Thrombolytic Drugs and Catheter-Directed Thrombolysis

Thrombolytic drugs accelerate the body’s natural mechanisms for clearing clot by catalyzing the enzyme that breaks down the fibrin composition of clot. These drugs have demonstrated efficacy in breaking down newly-

formed, fibrin-rich clot. However, thrombolytic drugs are generally not effective on older clot in which clot composition has changed from a fibrin matrix to a firmer collagen matrix.

Treatment with thrombolytic drugs is associated with a risk of spontaneous major bleeding, including catastrophic bleeding in the brain. To address some of this risk, catheter-directed thrombolysis was developed to deliver a smaller dose of thrombolytic drug directly to the site of the clot. The catheter-directed procedure involves placing a small catheter into a vein, usually at the knee or groin, and through the clot. Thrombolytic drugs are then infused through the catheter into the clot for several hours to several days. Thrombolytic drugs are always delivered in a critical care setting, such as the ICU, due to the significant bleeding risk.

We believe that thrombolytic drug therapy does not adequately treat VTE for several reasons, including:

•

Limited effectiveness in breaking down venous clot. We believe that thrombolytic drugs do not have a significant impact on venous clot. Due to the characteristics of the venous system and venous clot morphology, by the time thrombolytic drugs are administered, the composition of the underlying clot will often have changed from a fibrin matrix to a firmer collagen matrix. This transition in clot morphology generally begins early and progresses quickly. Thrombolytic drugs are generally not effective on this type of older clot, which means that all or a portion of the underlying clot can remain following treatment with thrombolytic drugs.

•

Substantial risks of severe bleeding and contraindications. The overall rate of major bleeding with thrombolytic drugs is over 20%, including a 2-3% risk of intracranial hemorrhage. Lower dose catheter-directed thrombolysis can help to reduce this risk, however, major bleeding has been observed in up to 10% of patients who received catheter-based thrombolysis in studies in which patients were carefully selected for treatment. Thrombolytic drugs are contraindicated in up to 50% of VTE patients, including, among others, patients who are elderly, have had a recent surgery or stroke or that have active bleeds, which further limits their utility as a treatment option.

•

Expensive, resource intensive and time consuming treatment. Treatment with thrombolytic drugs requires intensive monitoring of the patient in a critical care setting, such as the ICU. Further, catheter-directed thrombolysis can require ongoing treatment for several hours to several days as thrombolytic drugs are infused into the clot, the entirety of which is monitored in the ICU. This is inconvenient and uncomfortable for the patient, time consuming for the provider and expensive for the payor. In addition, ICU beds are in limited supply and high demand at many hospitals, so treatment with thrombolytic drugs can have important implications for hospitals, physicians and other critically ill patients.

Other Treatment Options

Other treatment options for DVT include stenting and intravascular filters to catch clot in the event that it embolizes. In addition, open surgical embolectomy is used in a very limited number of critical patients. Open surgical embolectomy is an invasive open chest surgery in which blood flow is stopped and a ventilator is used while surgeons physically remove clot from the patient. According to a published study, fewer than 250 open surgical embolectomy procedures are performed in the United States each year.

Our Solution

We believe that the venous system represents the newest frontier for effective catheter-based mechanical treatments. The treatment of other thrombotic diseases, such as myocardial infarction and stroke, has evolved from the use of anticoagulants to thrombolytic drugs and eventually to definitive catheter-based interventions. We believe this evolution has contributed to improved treatment outcomes and decreased mortality rates for these diseases. We believe this evolution of treatment to definitive catheter-based intervention has not yet occurred for VTE because existing devices do not safely and effectively remove venous clot. For example, while the number of annual PE diagnoses has generally increased over time, we believe existing treatment options have not had a meaningful impact on mortality rates. We believe our purpose-built ClotTriever and FlowTriever products offer significant clinical benefits and address the safety and effectiveness limitations of thrombolytic drugs and repurposed arterial devices for the treatment of VTE. We believe our products could be the catalyst to drive the evolution of treatment for VTE and have the potential to become the standard of care for treatment of VTE patients.

Key Benefits of our ClotTriever and FlowTriever Products

We believe the ClotTriever and FlowTriever are transformational devices that address the specific characteristics and requirements of the venous system and venous clot morphology and offer hospitals, physicians and patients the following key benefits:

•

Capture and remove large clot burden from large vessels. Our ClotTriever and FlowTriever products are mechanical thrombectomy devices specifically designed for the clinical and technical challenges of DVT and PE, respectively. As such, both systems are capable of capturing and removing the significant clot volumes associated with VTE from large vessels. The images below depict examples of results and clot volume removed from procedures using our products:

•

Liberate mechanically and remove venous clot from the vessel wall. As venous clot ages and its composition changes from a fibrin matrix to a firmer collagen matrix, the body begins to absorb the clot into the vessel wall and the clot becomes adhered, making it more difficult to remove. We have designed our products to address this challenge by incorporating unique components that enable them to mechanically engage and liberate the clot from the vessel wall and remove it from the body.

•

Eliminate the need for thrombolytic drugs. Our products have been designed to remove large clot volumes from large vessels without the need for thrombolytic drugs. Treatment without thrombolytic drugs is beneficial for several important reasons. First, many patients who are contraindicated for use of thrombolytic drugs can potentially be treated with our products. Second, avoiding thrombolytic drugs eliminates the significant risk of bleeding associated with these drugs. Third, thrombolytic drugs are usually administered by continuous infusion for several hours or days while the patient is monitored in the ICU, which is expensive. Patients treated using our products often avoid the ICU entirely.

•

Remove clot safely with minimal blood loss. Our products have been used to treat more than 20,000 patients and have demonstrated an excellent safety profile. Our mechanical approach to clot removal helps to minimize bleeding complications associated with other treatment options.

•

Offer simple, intuitive and easy to use solutions to physicians. We designed and developed our products to enable a short learning curve and consistent ease of use. Our products are designed to utilize standard endovascular skills possessed by our treating physicians, interventional cardiologists, interventional radiologists and vascular surgeons, each of which can readily learn the required additional techniques for use of our products. In addition, our products employ mechanical and aspiration mechanisms of action that are already familiar to the operating physician.

•

Enable short, single-session treatment with improved hospital and physician efficiency. Our products are intended to facilitate short, single-session treatments, with the potential to reduce the length of ICU stay and total length of hospital stay. Both of our products are designed for multiple passes during the procedure to maximize clot removal. We estimate the average device usage time for treatment with the ClotTriever is between 30 and 45 minutes and the average procedure time for treatment with the FlowTriever is between 75 and 90 minutes. We believe these short, single-session treatments result in less discomfort and more convenience for the patient, lower costs for the hospital and more efficient workflow for both the hospital and the physician.

•

Require no capital investment. Both of our products are fully self-contained systems and do not require additional capital equipment to perform the procedure. This eliminates an important barrier to hospital adoption and makes the procedure simpler for the physicians and staff.

ClotTriever

The ClotTriever is a mechanical thrombectomy system designed to core, capture and remove large clots from large vessels and is used to treat DVT. The ClotTriever is a single-use, sterile system that is deployed over a wire and does not require capital equipment. The ClotTriever is 510-(k) cleared by the FDA and CE Mark approved for the treatment of DVT.

The ClotTriever system consists of two components:

•

ClotTriever sheath – The ClotTriever sheath is a 15 cm sheath that features a self-expanding nitinol mesh funnel at its tip designed to maximize clot removal. The sheath is available in two sizes: 13 and 16 French. In addition, the sheath features a stopcock for aspiration and a hemostatic valve for catheter insertion. It is packaged with a custom designed large bore 60 cc syringe that fits the sheath’s wide flush/aspiration port to help facilitate effective aspiration.

•

ClotTriever catheter – The ClotTriever catheter is designed to core and collect clot from the vessel wall for extraction through the ClotTriever sheath. The ClotTriever catheter is a catheter features an expandable nitinol coring element at its leading edge. A braided nitinol clot collection bag is attached behind the coring element and is designed to collect clot and provide embolic protection. The catheter has a working length of 80 cm and can accommodate vessels between 6-16 mm in diameter. The catheter handle has a mechanism that is used to apply tension to the coring element.

The image below depicts the components of the ClotTriever system:

Procedure

A ClotTriever procedure is performed in a cath lab, interventional suite or operating room. The patient is typically placed on his or her stomach on the procedure table. Using standard endovascular techniques, the procedure begins with a needle puncture in the back of the leg to gain access to the vein. A guidewire is inserted and advanced through the clot and is positioned beyond the clot. The ClotTriever sheath is then advanced over the guidewire and positioned in the vein in the back of the leg. Once in position, the self-expanding nitinol mesh funnel is deployed from the tip of the sheath. The funnel expands to the wall of the vein and helps to ensure efficient capture and removal of the clot. Next, the ClotTriever catheter is advanced over the guidewire and through the sheath. The catheter is advanced over the guidewire through the clot and is positioned beyond the clot for deployment.

The catheter is then unsheathed to expose the self-expanding nitinol coring element and collection bag. Using the catheter’s handle mechanism, tension is then applied to the coring element, which expands to the wall of the vein. The catheter is then slowly retracted back towards the sheath, coring and liberating the clot from the vessel wall and capturing it within the collection bag, which provides embolic protection throughout the duration of the retraction. Clot removal is entirely mechanical, which minimizes blood loss and does not require the use of thrombolytic drugs or a stay in the ICU. The catheter is slowly retracted back through the diseased vessel until the coring element of the catheter connects with the funnel of the sheath. Using the same handle mechanism, tension is then removed from the coring element and the catheter is withdrawn through the sheath. As the catheter enters the sheath, the clot is safely collapsed and elongated inside the collection bag. After the catheter has been fully removed from the body, any remaining clot particles in the sheath can be removed using aspiration.

Once removed from the body, we have developed techniques that enable the efficient removal of clot from the catheter, which can then be reinserted for additional passes to remove more clot. There is an average of four passes per case. Upon completion of the treatment, the sheath is removed from the patient and the physician completes standard closure of the access site. We estimate the current average device usage time for the treatment with the ClotTriever to be between 30 and 45 minutes and that the ClotTriever removes an average of 80-90% of the target clot.

Pricing

The vast majority of ClotTriever procedures use a single ClotTriever catheter and single ClotTriever sheath. Each component is priced and packaged separately.

FlowTriever

The FlowTriever is a large bore catheter-based aspiration and mechanical thrombectomy system designed to remove large clots from large vessels to treat PE. The FlowTriever is a single-use, sterile system that is deployed over a wire and does not require capital equipment. The FlowTriever is 510(k)-cleared by the FDA for the treatment of PE and for clot in transit in the right atrium, and CE Mark approved for the treatment of PE.

The FlowTriever consists of two main components:

•

Triever aspiration catheters – Triever aspiration catheters are highly trackable, large lumen catheters that provide a conduit for aspiration and clot removal. Triever aspiration catheters are available in three sizes, 16, 20 and 24 French. Our larger lumen Triever aspiration catheters can generate a higher rate of aspirational blood flow than small lumen catheters, as the wider catheter can carry more blood volume, at a lower resistance, than a narrower tube. Each Triever aspiration catheter is a single lumen catheter featuring a stopcock with a port designed for flush or aspiration, and a proximal hemostasis valve for catheter insertion, if needed. The Triever aspiration catheters are packaged with a custom designed large bore 60 cc syringe that fits the sheath’s wide flush/ aspiration port to facilitate effective aspiration and limit blood loss.

•

FlowTriever catheter – FlowTriever catheters are designed to engage, liberate and deliver the clot to the Triever aspiration catheter for extraction. FlowTriever catheters are delivered to the clot through the Triever aspiration catheter. Each FlowTriever catheter consists of a coaxial shaft and features three self-expanding nitinol mesh disks at its distal end that are designed to maximize clot liberation and removal. These disks are available in four sizes ranging from 6 to 25 millimeters in diameter.

The image below depicts the components of the FlowTriever system:

18

Procedure

A FlowTriever procedure is performed in a cath lab, interventional suite or operating room. The patient is typically placed on his or her back on the procedure table. Using standard endovascular techniques, the procedure begins with a needle puncture in a large vein in either the groin or the neck. A guidewire is inserted and advanced through the venous system, through the right side of the heart, and is passed through the target clot in the pulmonary artery. The large bore Triever aspiration catheter is then advanced over the guidewire to the target clot. Once the Triever aspiration catheter is in position, the stopcock on the back of the system is closed and the large bore 60 cc syringe is attached. The syringe is used to create a strong vacuum. Opening the stopcock releases the vacuum. This vacuum, when delivered through the large bore Triever aspiration catheter, creates a high flow aspiration, which we call the Whoosh, that draws clot into the Triever aspiration catheter. The flow volume is limited by the large bore 60 cc syringe, which helps to minimize blood loss. Multiple passes and aspirations are possible depending on the clot volume and number of vessels to be treated. We estimate the median blood loss from procedures using the FlowTriever to be 280 cc.

If clot remains following aspiration, the FlowTriever catheter may be advanced through the Triever aspiration catheter to just beyond the clot. We estimate that the FlowTriever catheter is used in approximately 50- 60% of cases. Once in position, the FlowTriever catheter is unsheathed to deploy the self-expanding nitinol mesh disks into the clot. The FlowTriever catheter is then slowly pulled back toward the Triever aspiration catheter, disrupting the clot and delivering it to the Triever aspiration catheter. The Triever aspiration catheter can be used for further aspiration if needed.

Upon completion of the treatment, all devices and wires are removed from the patient and the physician completes standard closure of the entry site. We estimate the average device usage time for treatment with a FlowTriever is between 40 and 50 minutes, the average procedure time for treatment with a FlowTriever is between 75 and 90 minutes, and that the FlowTriever removes an average of 75% of the target clot.

Pricing

The use of the FlowTriever system varies significantly based on the specific patient’s diagnosis and disease characteristics. For example, some patients are treated using aspiration alone and, as a result, the relevant procedure uses one or more Triever aspiration catheters but does not require a FlowTriever catheter. Other patients are treated using aspiration in combination with mechanical engagement of the clot, in which case the procedure uses one or more Triever aspiration catheters and one or more FlowTriever catheters. Due to the variability in use across procedures, we price the FlowTriever on a per procedure basis. As a result, a customer is charged the same price for each procedure that uses the FlowTriever system, regardless of what combination of products is used to treat the patient. We believe that this approach provides greater pricing certainty, can help to preserve hospital economics and emphasizes clinical considerations in determining device use for any given procedure. Each component is packaged separately.

FlowTriever for DVT

A portion of patients with DVT present with anatomical complexities and lesion types that require more involved procedures and techniques to treat their disease. In these cases, physicians may elect to use one or more components of our FlowTriever system to treat DVT, with or without the ClotTriever. For the years ended December 31, 2020 and 2019, we estimate that approximately 12% and 13%, respectively, of our DVT procedures were performed using only our FlowTriever system and approximately 7% and 8%, respectively, of our DVT procedures were performed using our ClotTriever and at least one component of the FlowTriever system. We believe the cross-treatment application of our products reflects the complexity of venous disease, versatility of our product portfolio and the value of a comprehensive venous solution.

Clinical Data

The primary clinical study we have completed to date is our FlowTriever Pulmonary Embolectomy Clinical Study, or FLARE study, which established the safety and effectiveness of the FlowTriever for the treatment of PE without the use of thrombolytic drugs. We are currently enrolling two 500-patient registries: CLOUT for DVT and FLASH for PE. In addition, we expect to initiate the FLAME registry for high-risk PE in 2021 and there are multiple ongoing investigator-initiated studies.

ClotTriever

The FDA granted 510(k) clearance of the ClotTriever in February 2017 based on a determination that the ClotTriever was substantially equivalent to a legally marketed predicate device and, in September 2020, granted 510-(k) clearance for the treatment of DVT. We were not required by the FDA to conduct clinical studies on the ClotTriever prior to seeking clearance. We are aware of a significant number of case reports, as well as independent research by various hospitals and researchers, that provide clinical evidence supporting the use of the ClotTriever. We are currently enrolling patients in the CLOUT registry to evaluate real-world patient outcomes using the ClotTriever in up to 500 patients.

CLOUT Registry

The CLOUT registry is a prospective, multi-center, single-arm registry designed to evaluate real-world patient outcomes and capture several longer term outcome measures. We plan to enroll up to 500 patients with lower extremity DVT at up to 50 sites across the United States. The registry will enroll all-comer patients, including patients with bilateral DVT and clots of any age, with a primary analytic dataset that will include 91 patients with unilateral DVT of less than six weeks’ duration. We believe data from the registry will generate a robust cadence of publications and, ultimately, will inform the design of future definitive clinical trials with the goal of establishing the ClotTriever as the standard of care for treatment of DVT.

Eligible patients must meet inclusion criteria specified for the registry. Generally, patients must exhibit lower extremity DVT affecting, alone or in combination, the femoral, common femoral, iliac veins or inferior vena cava, or IVC. Notably, there are no exclusions for age of clot. Patients will be excluded if they have received a prior venous stent in the target venous segment, have IVC aplasia or hypoplasia or other congenital anatomic anomalies of the IVC or iliac veins, have an IVC filter in place at the time of treatment, have allergy, hypersensitivity or thrombocytopenia from heparin or iodinated contrast agents that cannot be adequately pre-treated, have a life expectancy of less than one year, have long-term non-ambulatory status, have known hypercoagulability, which is the tendency to have or form clot as a result of inherited or acquired molecular defects, that cannot be medically managed throughout the study period or do not have an available lower extremity venous access site for the procedure.

The primary outcome measures will be evaluated in the primary analytic dataset, which is expected to include 91 patients with unilateral DVT of less than 6 weeks’ duration. The primary safety endpoint is the composite of patients that experience major adverse events, including death, major bleeding, symptomatic PE or rethrombosis of the target venous segment, within 30 days of treatment using the ClotTriever. The primary effectiveness outcome measure is the rate of technical success from the procedure, which is defined as the complete or near complete (75% or greater) removal of clot from the target venous segment. Secondary safety outcomes that are also being reported include minor bleeding, access site complications and device and procedure-related death. Secondary effectiveness outcome measures include recurrent DVT and scores on various clinical symptom tests. In addition, there are follow-up visits for patients at up to two years from the date of treatment.

Interim results from the first 105 patients enrolled in the CLOUT registry study were presented at the Annual Meeting of the American Venous Forum, or AVF, in March 2020. These interim results, as of a January 17, 2020 cutoff date, included baseline and acute procedural outcomes in 105 patients and outcomes from 30-day follow-up in 68 patients. We believe these interim results provide evidence supporting the potential for the ClotTriever to successfully treat a range of clot in patients with DVT in a single session and without the need for thrombolytic drugs. For example, as of the cutoff date, clot was removed from all but one of the patients in a single session and, based on an evaluation conducted as of February 5, 2020, 70% of 59 evaluable patients met the study’s primary effectiveness endpoint of complete or near complete (≥75%) removal of clot. Of the 65 patients for which follow-up data was collected regarding post-thrombotic syndrome, or PTS, 39 of the 61 patients that reported PTS at baseline (64%) showed no evidence of PTS at 30 days, and 60 out of all 65 patients evaluated for PTS (92%) showed improvement. No patients experienced severe disease within 30 days of treatment. Patients reported statistically significant improvements in disease severity, pain and quality of life scores within 30 days of treatment, with no device related major adverse events. Three patients (2.9%) had major adverse events within 30 days of treatment. Of these major adverse events, one patient died on day 23 after treatment because of sepsis and kidney failure associated with metastatic lung cancer (which was determined not to be procedure-related); one patient with previously documented extensive bilateral saddle PE prior to ClotTriever thrombectomy had symptomatic PE on day 2 after treatment (which was determined to be possibly procedure-related); and one patient had re-thrombosis on day 21 after treatment with incomplete thrombectomy and a Marder score reduction of 53.3% (which was determined to be procedure-related). No bleeding complications or renal injuries were reported and one wound complication, a hematoma, was reported. We believe these interim results are even more impressive given the complexity of the patient population. For example, over a quarter of the patients enrolled previously received alternative DVT treatment prior to treatment using the ClotTriever. In addition, almost two thirds of the patients enrolled had clots estimated to be more than two weeks old, which we believe represents a patient population that has never been previously studied for purposes of DVT thrombectomy. With the exception of one procedure, all patients were treated in a single session, with no patients receiving thrombolytic therapy, and the median thrombectomy time was 31 minutes.

Below is a summary of the outcomes information presented at the AVF Annual Meeting in March 2020:

Measure	Baseline pre- treatment	At 30 days post- treatment	P-value
Villalta score (1)	11	4	<0.01
PTS rate (2)	93.9%	35.4%	<0.001
Severe PTS rate (3)	27.7%	0%	N/A
Moderate PTS rate (4)	29.2%	13.8%	N/A
Revised Venous Clinical Severity Score (5)	6	4	<0.01
EuroQol-5 Dimension Score (6)	0.70	0.86	<0.01
Numeric Pain Rating Scale score (7)	4	0	<0.01

(1)

Villalta score is a disease score specific for post-thrombotic syndrome, or PTS, that is used to diagnose and categorize the severity of the condition. Points are provided for five symptoms (pain, cramps, heaviness, paresthesia and pruritus) and six clinical signs (pretibial edema, skin induration, hyperpigmentation, redness, venous ectasia and pain on calf compression). Points are based on severity and range from 0 (not present) to 3 (severe). Generally, a score of 5 or greater results in a PTS diagnosis, while a score of 5-9 signifies mild disease, 10-14 signifies moderate disease and 15 or greater, or the presence of an ulcer, signifies severe disease (n=65).

(2)	Percent of patients with PTS (n=65).

(3)	Percent of patients with severe PTS (n=65).

(4)	Percent of patients with moderate PTS (n=65).

(5)

Revised Venous Clinical Severity Score is a disease score that is used to diagnose and categorize the severity of venous disease. Points are provided for a variety of metrics, including pain, varicose veins, venous edema, skin pigmentation, inflammation, induration, active ulcer characteristics and use of compression therapy. Points are based on severity and range from 0 (none) to 3 (severe). A lower score signifies less severe venous disease (n=68).

(6)

EuroQol-5 Dimension is a widely used instrument to evaluate generic quality of life. The instrument is a preference-based measure with one question for each of the five dimensions that comprise the instrument: mobility, self-care, usual activities, pain/discomfort and anxiety/depression. Answers can be converted into an index with scores of 0 signifying death or worst possible health and 1 signifying perfect or best possible health (n=65).

(7)

The Numeric Pain Rating Scale is an unidimensional measure of pain intensity in adults. It is an 11 point scale from 0 (no pain) to 10 (most pain imaginable) that is based on patient selection of a value that is most in line with the intensity of pain that they have experienced in the prior 24 hours (n=63).

Below is a summary of the procedural information presented at the AVF Annual Meeting in March 2020:

Procedural information	Total (median [interquartile range] or n (%))
Iliac or iliofemoral thrombus	89/105 (85%)
Single-session treatment	101/102 (99%)
Number of ClotTriever passes	3.0 [3, 5], n=102
Thrombectomy time (minutes) (1)	31.0 [22, 50], n=93
Estimated blood loss (cc)	40 [20, 75], n=92
Thrombolytics used (patients)	0/104 (0%)
Length of stay: Hospital (days)	2 [1, 4], n=95
Number of patients admitted to ICU	4/95 (4%)

(1)	Amount of time ClotTriever used during procedure.

Below is a summary of the baseline characteristics presented at the AVF Annual Meeting in March 2020

Baseline Characteristics	Total (median [interquartile range] or n (%))
Age (years)	58 [45, 69], n=103
Male sex	56/103 (54%)
Prior history of DVT	29/105 (28%)
Previous treatment of current DVT (1)	27/101 (27%)
Patients with acute clot age/chronicity (less than 2 weeks)	35/101 (35%)
Patients with subacute clot age/chronicity (between 2 and 6 weeks)	37/101 (37%)
Patients with chronic age/chronicity (greater than 6 weeks)	29/101 (29%)
Thrombolytic eligibility	74/103 (72%)
Provoked DVT	45/102 (44%)
Bilateral DVT	3/105 (3%)

(1)	Three patients had advanced therapy and 24 patients had thrombolytic therapy for greater than or equal to one week.

FlowTriever

The safety, effectiveness and clinical advantages of the FlowTriever have been observed in our first clinical trial, the FLARE study, and have also been observed in multiple post-market studies competed by various hospitals and research organizations. The FLARE study was conducted under an investigational device exemption, or IDE, approved by the FDA, and was conducted to evaluate the safety and effectiveness of the FlowTriever for use in the removal of clot from the pulmonary arteries and in the treatment of acute PE. The study supported the initial FDA 510(k) clearance for the FlowTriever. The results of the study were published in May 2019 in the Journal of the American College of Cardiology: Cardiovascular Interventions. We are currently enrolling patients in the FlowTriever All-Comer Registry for Patient Safety and Hemodynamics, or FLASH registry, to evaluate real-world patient outcomes using the FlowTriever in up to 500 patients.

FLASH Registry

The FLASH registry is a prospective, multi-center registry designed to evaluate real-world patient outcomes and capture several acute and longer term outcome measures. We plan to enroll up to 500 patients with intermediate and high risk PE at up to 50 sites across the United States. We believe data from the FLASH registry will generate a robust cadence of publications and, ultimately, will inform the design of future definitive clinical trials with the goal of establishing the FlowTriever as the standard of care for treatment of PE.

Eligible patients must meet inclusion criteria specified for the registry. Generally, patients must exhibit clinical signs and symptoms consistent with acute PE and/or CT or pulmonary angiography evidence of proximal filling defect in at least one main or lobar pulmonary artery and be scheduled for treatment for PE using the FlowTriever at the investigator’s discretion. Patients will be excluded if they are unable to receive anticoagulant therapy, have known sensitivity to radiographic contrast agents that cannot be adequately pre-treated, have a life expectancy of less than 30 days or are participating in another investigational drug or device treatment study that would interfere with participation in the registry, or if imaging evidence or other evidence suggests that the patient is not appropriate for a catheter-based thrombectomy procedure.

The primary outcome measure is the composite of patients that experience major adverse events, including device-related death, major bleeding, or device or procedure-related adverse events, in the 48 hours after treatment using the FlowTriever. Secondary safety outcomes that are also being reported include the rate of patients with individual components of composite major adverse events in the 48 hours after treatment and the rates of death and device-related serious adverse events within 30 days of treatment. Secondary effectiveness outcomes include change in pulmonary artery pressures, changes in a range of on-table hemodynamic measurements and utility measures, such as length of stay in the ICU and hospital. In addition, there are follow-up visits for patients at up to six months from the date of treatment.

In October 2020, we announced positive results from the first 230 patients enrolled in the FLASH registry.  Of these patients, 98.7% (227/230) met the registry’s primary endpoint of freedom from major adverse events in the 48 hours after treatment using the FlowTriever. Secondary endpoints include impact on acute hemodynamics, procedural measures, 48-hour all-cause mortality and longer-term patient outcomes. All secondary outcome measures analyzed show statistically significant and clinically meaningful improvements from baseline.  In addition, there were no deaths in the 48 hours after treatment, cardiac or pulmonary injuries or procedure-related clinical deteriorations. Further, there were no instances of intracranial hemorrhage, which is a limitation of treatment with thrombolytic drugs. Hemodynamic parameters, including pulmonary artery pressure and cardiac index improved significantly after treatment. The median duration of ICU stay was zero days following intervention.

Immediate post-procedural hemodynamic improvements have not been demonstrated with thrombolytic-based approaches, which can take several hours to take effect.  After treatment using the FlowTriever, patient heart rates quickly improved by an average of 23 beats per minute. The majority (77%) of patients were tachycardic (>100 bpm) pre-procedure and 25% were tachycardic immediately after treatment. In addition, the average pulmonary artery pressure dropped by 7mmHg, with several patients normalizing immediately after clot removal.

In November 2020, we announced positive follow-up results from these first 230 patients that were previously reported in October 2020 and for whom the study extended the follow-up period to 30 days after treatment with FlowTriever. At 30 days, one death (0.4%) was reported and the results showed a readmission rate of 6.7%. In contrast, the national PERT Consortium Quality Database recently showed 30-day mortality rates of 25.9% and 6.1% for high- and intermediate-risk PE patients and a readmission rate of nearly 25%. Efficacy data was also positive and showed normalization or near normalization in a battery of hemodynamic variables, such as pulmonary artery pressure, RV/LV ratio and heart rate, as well as dyspnea (shortness of breath) metrics.

FLARE Study

Our first clinical trial, the FLARE study, was a prospective, single-arm, multicenter IDE study conducted at 18 sites across the United States from April 2016 to October 2017. The study evaluated the treatment of 106 patients with intermediate risk PE using the first generation FlowTriever. The study met both of its primary endpoints, which demonstrated safety and effectiveness and represented what we believe to be the first demonstration of successful treatment of PE without the use of thrombolytic drugs or its consequent ICU stay. Data from the study supported the initial FDA 510(k) clearance for the FlowTriever.

All patients enrolled in the study were symptomatic for 14 days or fewer, with clinical signs and presentation consistent with PE, including documented proximal PE by computed tomography, or CT, angiography, and a site-

reported right ventricle/left ventricle, or RV/LV, ratio of 0.9 or greater by CT. Patients were required to have a stable heart rate and systolic blood pressure and to be deemed medically eligible for an interventional procedure. Patients were excluded for use of thrombolytic drugs within 30 days of their CT angiography for the study, active cancer and contraindication to anticoagulant therapy. Patients with recent surgery and other high bleeding risks were not excluded.

The primary effectiveness endpoint was a reduction in core laboratory-assessed RV/LV ratio. The average RV/LV ratio decreased from 1.53 (n = 104) at baseline assessment to 1.15 (n = 101) in the 48 hours after treatment using the FlowTriever, representing a statistically significant reduction in RV/LV ratio of 0.38 on average (25.1%; p < 0.0001).

The primary safety endpoint was measured by device-related death, major bleeding, treatment-related clinical deterioration, pulmonary vascular injury or cardiac injury in the 48 hours after treatment using the FlowTriever. Four patients (3.8%) experienced six major adverse events in the 48 hours after treatment. All major adverse events were determined to be procedure related, with no device-related major adverse events. All four (3.8%) patients exhibited clinical deterioration. There was one major bleeding event (0.9%) and one pulmonary vascular injury. The major bleeding event experienced by one patient was also classified as a pulmonary vascular injury and as clinical deterioration. Two patients (1.9%) experienced respiratory deterioration during or immediately after the procedure that required emergent intubation. One patient (0.9%) became agitated during the procedure, requiring increased sedation, and had a ventricular fibrillation event that required cardioversion and emergent intubation. An additional 10 patients experienced serious adverse events within 30 days after treatment, none of which were determined to be procedure or device-related. In total, 14 patients (13.2%) experienced 26 serious adverse events within 30 days, with five patients (4.7%) experiencing multiple serious adverse events. One patient (0.9%) died within 30 days of treatment because of respiratory failure from undiagnosed metastatic breast cancer. The mean procedure time was 94 minutes.

The FLARE study also provided evidence supporting other potential advantages of the FlowTriever. Only two patients (1.9%) in the study were administered thrombolytic drugs. Further, the average ICU stay of patients enrolled in the study was 1.5 days and 41.3% of patients did not go to the ICU. The average total hospital stay for patients enrolled in the study was 4.1 days.

Other Studies

There are a number of additional investigator-initiated studies being conducted to evaluate, among others, clot morphology, healthcare economics and long-term implications involving VTE.

Sales and Marketing

We currently sell our products to over 800 of the approximately 1,500 hospitals in the United States with a cath lab where interventional procedures can be performed. Our treating physicians are interventional cardiologists, interventional radiologists and vascular surgeons. As we expand our network of hospital customers and leverage our expanding sales organization, we seek to increase awareness within these hospitals and with our treating physicians, referring physicians and other stakeholders at the account level in order to drive greater adoption of our products as the preferred first-line solution for the treatment of venous diseases. This strategy enables our sales representatives to have regular and targeted communications to convey the benefits of our products to non-interventional physicians, such as emergency department physicians and pulmonologists. To accomplish this, we conduct regular national, regional and local training and educational programs for both interventional and non-interventional physicians. In 2020 we launched our online education portal and expanded our physician outreach and training with the launch of our Clot Warrior Academy, which consists of a series of live webinars.

We have dedicated meaningful resources to building a direct sales force in the United States and we are actively expanding our sales organization through additional sales representatives and territories. We have 510(k) clearance in the United States and have obtained CE Marks in Europe for both our ClotTriever and FlowTriever products.

We recruit sales representatives who have substantial and applicable medical device and/or sales experience. Our most important relationships are between our sales representatives and physicians. Our front-line sales representatives typically attend procedures, which puts us at the intersection of the patient, product and physician. We have developed systems and processes to harness information gained from these interactions and we leverage this information to rapidly iterate products, introduce and execute physician education and training programs and scale our sales organization. We continue to expand our network of sales representatives and as of December 31, 2020, we had 120 sales territories.

Our products are simple, intuitive and easy to use, and do not require significant additional training. They are designed to utilize standard endovascular skills. Our treating physicians can readily learn the required additional techniques for use of our products.

Coverage and Reimbursement

In the United States, we sell our products to hospitals. Hospitals in turn bill various third-party payors, such as Medicare, Medicaid and private health insurance plans, for the total healthcare services required to treat the patient. Government agencies, private insurers and other payors determine whether to provide coverage for a particular procedure and to reimburse hospitals for inpatient treatment at a fixed rate based on the diagnosis-related group, or DRG, as determined by the U.S. Centers for Medicare and Medicaid Services, or CMS. The fixed rate of reimbursement is based on the procedure performed, and is unrelated to the specific medical device used in that procedure. Medicare rates for the same or similar procedures vary due to geographic location, nature of facility in which the procedure is performed (i.e., teaching or community hospital) and other factors. While private payors vary in their coverage and payment policies, most use coverage and payment by Medicare as a benchmark by which to make their own decisions.

ClotTriever

Procedures using our ClotTriever product are categorized under CPT code 37187 for venous mechanical thrombectomy procedures. The primary ICD-10-CM diagnosis code for DVT is I82.40. The MS-DRGs are 270 when the patient presents with major complications or co-morbidities, 271 when the patient presents with a complication or co-morbidity, and 272 for patients without complications or co-morbidities.

FlowTriever

Procedures using our FlowTriever product are categorized under CPT code 37184 under arterial, noncoronary, mechanical thrombectomy procedures. The primary ICD-10-CM diagnosis code for PE is I26.9. The MS-DRGs are 163 when the patient presents with major complications or co-morbidities, 164 when the patient presents with a complication or co-morbidity, and 165 for patients without complications or co-morbidities.

We understand that in 1983, CMS adopted a National Coverage Determination, or NCD, for Transvenous Pulmonary Embolectomy, NCD 240.6. At that time, NCD 240.6 deemed pulmonary embolectomy to be experimental and non-covered by Medicare. NCD 240.6 does not have a published effective date, does not provide any details about the non-covered procedure or devices, and does not cite any of the factors or evidence that was used to establish non-coverage. Since that time, technology and clinical practices related to embolectomy have changed significantly. We also understand that multiple physician societies have requested that CMS remove NCD 240.6.

While NCD 240.6 is published, CMS approved Medicare coverage for FlowTriever procedures performed in connection with our FLARE study under Medicare’s Category B IDE coverage policy and hospitals have continued to perform FlowTriever procedures. See “Risk Factors—Risks Related to Our Business—Catheter-based treatment for PE is subject to a Medicare National Coverage Determination that may restrict Medicare coverage for procedures using our FlowTriever product for the treatment of PE.”

Research and Development

We are dedicated to the treatment of venous disease and are committed to driving innovation for the treatment of VTE, including DVT and PE. We believe our ability to develop innovative products for the treatment of VTE is attributable to our focus on the venous system, the design philosophy and product innovation process that we have implemented, our efforts to leverage and expand our clinical evidence and the insights that we have gained from our work in developing our products to date. Our engineering team has broad mechanical and biomedical engineering, project management, materials science, design and prototyping expertise.

Our research and development effort is informed by near real-time field-based input from our sales organization, physicians and the direct field experience of our engineers. This process has allowed us to rapidly innovate and enhance our products.

We are currently focused on three key goals as we develop additional and next generation venous products for commercialization. First, we seek to continue to enhance the effectiveness, efficiency and ease of use of our current products. Second, we plan to expand the application of our thrombectomy technology to areas of the body that are not addressed by our existing products. Third, we are developing solutions beyond thrombectomy to address other unmet needs.

For the years ended December 31, 2020, 2019 and 2018, our research and development expenses were $18.4 million, $7.2 million and $4.0 million, respectively.

Manufacturing and Supply

We currently manufacture and assemble our ClotTriever and FlowTriever products at our approximately 40,000 square foot facility in Irvine, California. We also inspect, test, package and ship finished products from this facility. We have intentionally pursued a vertically integrated manufacturing strategy. We believe this offers important advantages, including rapid product iteration and control over our product quality. Although we believe our current manufacturing capacity is sufficient to meet our current expected demand for at least the next 12 months, we have entered into a lease agreement for a larger facility in Irvine, California to accommodate our growth plans.

We are registered with the FDA as a medical device manufacturer and are licensed by the State of California to manufacture and distribute our medical devices. We are required to manufacture our products in compliance with the FDA’s Quality System Regulation, or QSR. The FDA enforces the QSR through periodic inspections and may also inspect the facilities of our suppliers. We moved to our current Irvine, California facility in November 2019, which has been registered with the FDA and was approved by the State of California for the manufacture and distribution of medical devices in October 2019. The FDA conducted its most recent inspection in August 2016. This inspection was conducted at our prior facility, which was also located in Irvine, California. The FDA has not conducted an inspection at our current facility.

We have received International Organization for Standardization, or ISO, 13485:2016 certification for our quality management system. ISO certification generally includes recertification audits every third year, scheduled annual surveillance audits and periodic unannounced audits. The most recent recertification audit was conducted in November 2020.  One major non-conformity was identified that has been addressed to the satisfaction of the notified body in January 2021. There have been no surveillance audits or unannounced audits on our new facility.

We use a combination of internally manufactured and externally-sourced components to produce our ClotTriever and FlowTriever products. Externally-sourced components include off-the-shelf materials, sub-assemblies and custom parts that are provided by approved suppliers. Almost all of these components, including the nitinol coring element of the ClotTriever, are provided by single-source suppliers. While there are other suppliers that could make or provide any one of our externally-sourced components, we seek to manage single-source supplier risk by regularly assessing the quality and capacity of our suppliers, implementing supply and quality agreements where appropriate and actively managing lead times and inventory levels of sourced components. In addition, we are currently in the process of identifying and approving alternative suppliers to dual or multi-source certain of our components. We generally seek to maintain sufficient supply levels to help mitigate any supply interruptions and enable us to find and qualify another source of supply. For certain components, we estimate that it would take up to six months to find and qualify a second source. Order quantities and lead times for externally sourced components are based on our forecasts, which are derived from historical demand and anticipated future demand. Lead times for components may vary depending on the size of the order, time required to fabricate and test the components, specific supplier requirements and current market demand for the materials, sub-assemblies and parts.

Our suppliers are evaluated, qualified and approved as part of our supplier quality program, which includes verification and monitoring procedures to ensure that our suppliers comply with FDA and ISO standards as appropriate, as well as our own specifications and requirements. We inspect and verify externally sourced components under strict processes supported by internal policies and procedures. We maintain a rigorous change control policy to assure that no product or process changes are implemented without our prior review and approval.

Our finished products are ethylene oxide sterilized at a local, qualified supplier.

Competition

The medical device industry is highly competitive, subject to rapid change and significantly affected by the introduction of new products and technologies and other activities of industry participants. We compete with manufacturers of thrombolytic drugs, such as Roche, and with medical device companies that manufacture thrombectomy devices and systems used to treat vascular blockages. These systems include water jets, ultrasonic acoustic field generators, aspirators, catheters and others. Our primary medical device competitors are Boston Scientific Corporation, Penumbra, AngioDynamics, Teleflex, Shandong Weigao and smaller companies that have single products or a limited range of products. There is growing interest in treatment of VTE with catheter-based solutions, and there are a significant number of approved thrombectomy devices available. As this interest continues to grow, we anticipate that this competition will intensify.

Many of our competitors have longer, more established operating histories, and significantly greater name recognition and financial, technical, marketing, sales, distribution and other resources. In addition, certain competitors have several competitive advantages, including established treatment patterns pursuant to which drugs are generally first-line or concurrent therapies for the treatment of VTE and established relationships with hospitals and physicians who prescribe their drugs or are familiar with existing interventional procedures for the treatment of VTE.

We compete primarily on the basis that our solutions are designed specifically for the venous system and are able to treat patients with DVT and PE safely, effectively and without the need for thrombolytic drugs and their related costs and complications. Our overall competitive position is dependent upon a number of factors, including patient outcomes and adverse event rates, patient experience and treatment time, acceptance by hospitals, physicians and referral sources, ease-of-use and reliability, patient recovery time and level of discomfort, economic benefits and cost savings, availability of reimbursement and the strength of clinical data and supporting evidence. One of the major hurdles to adoption of our products will be overcoming established treatment patterns, which will require education of referral sources and physicians and supportive clinical data.

Intellectual Property

We actively seek to protect the intellectual property and proprietary technology that we believe is important to our business. We rely on a combination of trademark, copyright, patent, trade secret and other intellectual property laws, employment, confidentiality and invention assignment agreements, and protective contractual provisions with our employees, contractors, consultants, suppliers, partners and other third parties to protect our intellectual property rights.

As of December 31, 2020, we held 19 U.S. patents, which are expected to expire between November 2032 and April 2037, 17 pending U.S. patent applications, four issued foreign patents, 16 pending foreign patent applications and four pending Patent Cooperation Treaty applications, excluding our licensed and sublicensed patents. The term of individual patents depends on the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a nonprovisional patent application in the applicable country. Our patents include a number of claims related to our systems, future concepts for our products and methods for treating vascular occlusions and embolisms.

As of December 31, 2020, we also licensed two U.S. patents and sublicensed one U.S. patent related to braiding elements of our product designs, such as the tubular braiding of our clot collection bag. The licensed U.S. patent is expected to expire in October 2037 and is licensed pursuant to an amended and restated technology agreement, dated March 2, 2018, between Inceptus Medical, LLC, or Inceptus, and us. The license is a worldwide, exclusive, royalty-free license in the field of the treatment of embolism and thrombosis in human vasculature other than carotid arteries, coronary vasculature and cerebral vasculature. The sublicensed U.S. patent is expected to expire in March 2030 and is sublicensed pursuant to a sublicense agreement, dated August 1, 2019, between Inceptus and us. Pursuant to the sublicense agreement, Inceptus granted us a non-transferable, worldwide, exclusive sublicense to its licensed intellectual property related to the tubular braiding for the non-surgical removal of clots and treatment of embolism and thrombosis in human vasculature other than carotid arteries, coronary vasculature and cerebral vasculature. Inceptus licensed this intellectual property pursuant to an intellectual property license agreement, dated May 4, 2018, between Inceptus and Drexel University.

There is no active patent litigation involving any of our patents and we have not received any notices of any patent infringement.

As of December 31, 2020, we had eight registered trademarks and seven pending trademark applications worldwide, including trademark registration for “Inari Medical” in the United States and trademark registrations for “FlowTriever” and “ClotTriever” in the United States and other countries.

Our pending patent and trademark applications may not result in issued patents or trademarks, and we cannot assure you that any current or subsequently issued patents or trademarks will protect our intellectual property rights, provide us with any competitive advantage or withstand or retain its original scope after a validity or enforceability challenge from a third party. While there is no active litigation involving any of our patents or other intellectual property rights and we have not received any notices of patent or other intellectual property infringement, we may be required to enforce or defend our intellectual property rights against third parties in the future. See “Risk Factors—Risks Related to Our Intellectual Property” for additional information regarding these and other risks related to our intellectual property portfolio and their potential effect on us.

Sublicense Agreement with Inceptus Medical, LLC

In August 2019, we entered into a sublicense agreement with Inceptus, pursuant to which Inceptus granted us a non-transferable, worldwide, exclusive sublicense to its licensed intellectual property rights related to the tubular braiding for the non-surgical removal of clots and treatment of embolism and thrombosis in human vasculature other than carotid arteries, coronary vasculature and cerebral vasculature; such rights were originally granted to Inceptus pursuant to an intellectual property license agreement with Drexel University, or Drexel License, under which Drexel retained certain rights to use, and to permit other non-commercial entities to use, the sublicensed intellectual property for educational and non-commercial research purposes. The sublicense is also subject to all applicable U.S. government rights, and we cannot be sure that some of our intellectual property will be free from government rights or regulations pursuant to the Bayh-Doyle Act. Furthermore, we are obligated to comply with, and to avoid acts or omissions that would reasonably be likely to cause a breach of, the Drexel License. Our sublicense from Inceptus may only be sublicensed with the prior written approval of Inceptus and Drexel University.

Pursuant to the sublicense agreement, we paid Inceptus reimbursement and milestone fees shortly after signing, and are obligated to pay an ongoing quarterly administration fee of $29,250 per quarter. Additionally, we are obligated to pay Inceptus on a quarterly basis an ongoing royalty calculated as the greater of a low-single digit percentage of net sales of products utilizing the licensed intellectual property and $1,500. The sublicense agreement specifies that our obligations to pay the quarterly administration fee and low-single digit royalty will terminate, and the licensed rights under the Drexel License will become fully paid-up and royalty and payment free if, pursuant to the terms of the Drexel License, Drexel University fails to provide timely written consent to Inceptus to join Drexel University to any patent infringement action for which Drexel University is a legally indispensable party.

The sublicense agreement will continue until the expiration of the sublicensed patent, unless terminated earlier pursuant to the terms of the agreement. We may terminate the sublicense agreement at any time by providing prior written notice. Inceptus may terminate the sublicense agreement if we challenge the validity or enforceability of the sublicensed intellectual property, in the event of our uncured material breach, in the event of our bankruptcy or insolvency-related events, if we cease bona fide development and commercialization efforts for a specified period or if we are late in making our obligated payments under the agreement. The Drexel License includes similar term and termination provisions in respect of Inceptus and Drexel University.

Amended and Restated Technology Agreement with Inceptus Medical, LLC

In March 2018, we entered into an amended and restated technology agreement with Inceptus. Pursuant to this agreement, Inceptus granted us a worldwide, exclusive, royalty-free license to certain of its intellectual property related to the braiding and aspiration controller technologies underlying its patent for the treatment of embolism and thrombosis in human vasculature other than carotid arteries, coronary vasculature and cerebral vasculature, or the defined field. As consideration, we granted Inceptus a license to use our intellectual property on reciprocal terms for use outside the defined field. These cross-licenses are perpetual and irrevocable. Neither party owes any payments to each other. We have the right to assign or transfer the amended and restated technology agreement to an entity in connection with the sale of all or substantially all of our business.

Government Regulation

Our products and our operations are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other federal and state authorities in the United States, as well as comparable authorities in foreign jurisdictions. Our products are subject to regulation as medical devices in the United States under the Federal Food, Drug, and Cosmetic Act, or FDCA, as implemented and enforced by the FDA.

United States Regulation

The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, or approval of a premarket approval, or PMA, application. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents.

While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices are unclassified, but are subject to FDA’s premarket notification and clearance process in order to be commercially distributed. Our currently marketed products are Class II devices subject to 510(k) clearance.

510(k) Clearance Marketing Pathway

Our current products are subject to premarket notification and clearance under section 510(k) of the FDCA. To obtain 510(k) clearance, we must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to a predicate device already on the market. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, FDA collects user fees for certain medical device submissions and annual fees and for medical device establishments. For fiscal year 2021, the standard user fee for a 510(k) premarket notification application is $12,432.

If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk- based classification determination for the device in accordance with the “de novo” process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, PMA approval or de novo classification. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k), de novo request or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance or PMA approval is obtained, or a de novo request is granted. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.

Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced steps that the FDA intended to take to modernize the premarket notification pathway under Section 510(k) of the FDCA. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. These proposals have not yet been finalized or adopted, although the FDA may work with Congress to implement such proposals through legislation.

More recently, in September 2019, the FDA issued revised final guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA has developed and maintains a list device types appropriate for the “safety and performance based” pathway and continues to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the testing methods recommended in the guidance documents, where feasible.

PMA Approval Pathway

Class III devices require PMA approval before they can be marketed, although some pre-amendment Class III devices for which FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR. PMA applications are also subject to the payment of user fees, which for fiscal year 2021 includes a standard application fee of $365,657.

The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.

Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation, and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness. None of our products are currently marketed pursuant to a PMA.

Clinical Trials

Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. If the device under evaluation does not present a significant risk to human health, then the device sponsor is not required to submit an IDE application to the FDA before initiating human clinical trials, but must still comply with abbreviated IDE requirements when conducting such trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

Regardless of the degree of risk presented by the medical device, clinical studies must be approved by, and conducted under the oversight of, an Institutional Review Board, or IRB, for each clinical site. The IRB is responsible for the initial and continuing review of the IDE, and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. Acceptance of an IDE application for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.

During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

Post-market Regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

•	establishment registration and device listing with the FDA;
•

QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;

•	labeling regulations and FDA prohibitions against the promotion of investigational products, or the promotion of “off-label” uses of cleared or approved products;
•	requirements related to promotional activities;
•

clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices, or approval of certain modifications to PMA-approved devices;

•

medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;

•

correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;

•	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•

post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Manufacturing processes for medical devices are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, we are subject to periodic scheduled or unscheduled inspections by the FDA. Failure to maintain compliance with the QSR requirements could result in the shut- down of, or restrictions on, manufacturing operations and the recall or seizure of marketed products, which would have a material adverse effect on our business. The discovery of previously unknown problems with any of our products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that a manufacturer has failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

•	warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
•	recalls, withdrawals, or administrative detention or seizure of our products;
•	operating restrictions or partial suspension or total shutdown of production;
•	refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;
•	withdrawing 510(k) clearances or PMA approvals that have already been granted;
•	refusal to grant export approvals for our products; or
•	criminal prosecution.

Regulation of Medical Devices in the European Union

The European Union has adopted specific directives regulating the design, manufacture, clinical investigations, conformity assessment, labeling and adverse event reporting for medical devices. EU directives must be implemented into the national laws of the EU member states and national laws may vary from one member state to another.

In the EU, there is currently no premarket government review of medical devices. However, the EU requires that all medical devices placed on the market in the EU must meet the relevant essential requirements laid down in Annex I of Council Directive 93/42/EEC, or the EU Medical Devices Directive. The most fundamental essential requirement is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter. Compliance with a standard developed to implement an essential requirement also creates a rebuttable presumption that the device satisfies that essential requirement.

To demonstrate compliance with the essential requirements laid down in Annex I to the EU Medical Devices Directive, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Conformity assessment procedures require an assessment of available clinical evidence, literature data for the product, and post-market experience in respect of similar products already marketed. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-declare the conformity of its products with the essential requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a Notified Body. Notified Bodies are often separate entities and are authorized or licensed to perform such assessments by government authorities. The Notified Body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system. If satisfied that the relevant product conforms to the relevant essential requirements, the Notified Body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE Mark to the device, which allows the device to be placed on the market throughout the EU.

As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. All manufacturers placing medical devices into the market in the EU must comply with the EU Medical Device Vigilance System. Under this system, incidents must be reported to the relevant authorities of the EU member states, and manufacturers are required to take Field Safety Corrective Actions, or FSCAs, to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient or user or of other persons or to a serious deterioration in their state of health. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices.

On May 25, 2017, the EU Medical Devices Regulation (Regulation 2017/745) entered into force, which repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable, without the need for adoption of EU member state laws implementing them, in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation.

The Medical Devices Regulation was originally intended to become effective three years after publication, but in April 2020, the transition period was extended by the European Parliament and the Council of the EU by an additional year – until May 26, 2021. Devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025. Once effective, the new regulations will among other things:

•	Strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•	Establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•	Improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•	Set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union, or EU; and
•	Strengthen the rules for the assessment of certain high-risk devices, which may have to undergo an additional check by experts before they are placed on the market.

These modifications may have an effect on the way we design and manufacture products and how we conduct our business in the EEAEU.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Following the end of the “Brexit” Transition Period, from 1 January 2021 onwards, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) will be responsible for the UK medical device market. The new regulations will require medical devices to be registered with the MHRA (but manufacturers will be given a grace period of four to 12 months to comply with the new registration process). Manufacturers based outside the UK will need to appoint a UK Responsible Person to register devices with the MHRA in line with the grace periods. By July 1, 2023, in the UK (England, Scotland, and Wales), all medical devices will require a UKCA (UK Conformity Assessed) mark but CE marks issued by EU Notified Bodies will remain valid until this time. However, UKCA marking alone will not be recognized in the EU. The rules for placing medical devices on the Northern Ireland market will differ from those in the UK.

Healthcare Regulatory Laws

Within the United States, our products and our customers are subject to extensive regulation by a wide range of federal and state agencies that govern business practices in the medical device industry. These laws include federal and state anti-kickback, fraud and abuse, false claims, transparency and anti-corruption statutes and regulations. Internationally, other governments also impose regulations in connection with their healthcare reimbursement programs and the delivery of healthcare items and services.

U.S. federal healthcare fraud and abuse laws generally apply to our activities because our products are covered under federal healthcare programs such as Medicare and Medicaid. The Anti-Kickback Statute is particularly relevant because of its broad applicability. Specifically, the Anti-Kickback Statute prohibits persons or entities from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in exchange for, or to induce, either the referral of an individual, or the furnishing, arranging for or recommending a good or service for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. Further, a person or entity does not need to have actual knowledge of the Anti-Kickback Statute or specific intent in order to violate it. The term remuneration has been interpreted broadly to include anything of value. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances.

Many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any payor, not only the Medicare and Medicaid programs. Insurance companies may also bring a private cause of action for treble damages against a manufacturer for a pattern of causing false claims to be filed under the federal Racketeer Influenced and Corrupt Organizations Act, or RICO.

Another development affecting the healthcare industry is the increased use of the federal Civil False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought against healthcare providers by private individuals has increased dramatically. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Various states have also enacted false claim laws analogous to the Civil False Claims Act, although many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program.

The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, among other things, created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The HIPAA healthcare fraud statute prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment and/or exclusion from government sponsored programs. The HIPAA false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent in order to violate them.

Additionally, the federal Physician Payments Sunshine Act and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) annually report information related to certain payments or other transfers of value made or distributed to physicians (as defined by statute), certain other healthcare providers beginning in 2022 and teaching hospitals, certain ownership and investment interests held by physicians and their immediate family members.

Additional laws and regulations have also been enacted by the federal government and various states to regulate the sales and marketing practices of medical device and pharmaceutical manufacturers. The laws and regulations generally limit financial interactions between manufacturers and healthcare providers; require pharmaceutical and medical device companies to comply with voluntary compliance standards issued by industry associations and the relevant compliance guidance promulgated by the U.S. federal government; and/or require disclosure to the government and/or public of financial interactions (so-called “sunshine laws”). Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation.

Given the lack of clarity in laws and their implementation, our activities could be subject to the penalty provisions of the pertinent federal and state laws and regulations. If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Coverage and Reimbursement

Sales of our products depend, in part, on the extent to which the procedures using our products are covered by third-party payors, such as government healthcare programs, commercial insurance and managed healthcare organizations. Third-party payors are increasingly limiting coverage and reducing reimbursements for medical products and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical devices and medical services, in addition to questioning their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net sales and results.

Moreover, the process for determining whether a third-party payor will provide coverage for a product or procedure may be separate from the process for establishing the reimbursement rate that such a payor will pay for the product or procedure. A payor’s decision to provide coverage for a product or procedure does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product or procedure does not assure that other payors will also provide coverage for the product or procedure. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to ensure profitability.

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the Patient Protection and Affordable Care Act, or ACA, was signed into law and substantially changed the way healthcare is financed by both governmental and private insurers in the United States. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the ACA provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future.

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year which has been suspended from May 1, 2020 through March 31, 2021, and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny, including increasing legislative and enforcement interest, over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for products. Individual states in the United States have also become increasingly active in implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

Data Privacy and Security

Medical device companies may be subject to U.S. federal and state health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

In addition, certain state and foreign laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act, or the CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.

Additionally, the EU also has laws and regulations dealing with the collection, use and processing of personal data obtained from individuals in the EU, namely the EU General Data Protection Regulation, or GDPR. These regulations are often more restrictive than those in the United States and may restrict transfers of personal data to the United States unless certain requirements are met. The GDPR provides that EU and European Economic Area, or EEA, member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition. Failure to comply with these obligations could expose us to significant fines.

Human Capital Resources and Employees

We employ a growing and highly-skilled employee base across all employee functions and promote a culture focused on patient care in the treatment of VTE. Our key purpose is to serve and improve the quality of life of these patients, our patients. We believe that removing clot can have a profound impact on the lives of our patients over the short and long term, and that it is our responsibility to ensure as many of our patients as possible are treated safely, effectively and simply. We have implemented hiring and recruiting systems to carefully select professionals who share our beliefs and goals. We believe that extraordinary outcomes are possible when a group of people commit, together, to ideas and purposes bigger than themselves and bigger than business. We pursue our key purpose with a team of people who commit themselves to a cause and to each other.

Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and future employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

As of December 31, 2020, we had 456 employees. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

Available Information

We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, available free of charge at our website as soon as reasonably practicable after they have been filed with the SEC. Our website address is www.inarimedical.com. Information on our website is not part of this report. The SEC maintains a website that contains the materials we file with the SEC at www.sec.gov.

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your original investment. This Annual Report on Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

A Risks Related to Our Business

We are an early-stage company with a history of significant net losses, we may incur operating losses in the future and we may not be able to sustain profitability.

We have incurred significant net losses since our original formation as Inceptus Newco1 Inc. in July 2011 and may incur operating losses in future years. For the years ended December 31, 2020, 2019 and 2018, we had a net income of $13.8 million and  net losses of $1.2 million and $10.2 million, respectively. We expect to incur additional losses in the future. As of December 31, 2020, we had an accumulated deficit of $27.4 million. To date, we have financed our operations primarily through equity and debt financings and from sales of our two products, the ClotTriever, for treatment of deep vein thrombosis, or DVT, and the FlowTriever, for treatment of pulmonary embolism, or PE. The losses and accumulated deficit have primarily been due to the substantial investments we have made to develop our products, costs related to our sales and marketing efforts, general research and development expenses, including costs related to clinical and regulatory initiatives to obtain marketing approval, and infrastructure improvements.

In addition, as a public company, we incur significant legal, accounting and other expenses. Accordingly, we expect to continue to incur operating losses for the foreseeable future and we cannot assure you that we will be able to sustain profitability in the future. Our failure to sustain profitability in the future will make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline.

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, could adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. In December 2019, a novel strain of coronavirus, SARS-CoV-2, was identified in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease, COVID-19, has spread to most countries, including all 50 states in the United States. In response to the pandemic, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients. In addition, since March 2020 numerous state and local governments have issued “stay at home” orders, some with tiered restrictions based on a region’s ICU availability. Such orders or restrictions resulted in reduced operations at our headquarters (including our manufacturing facility), work stoppages, slowdowns and delays, travel restrictions and cancellation of events. These orders and restrictions significantly decreased the number of procedures performed using our products during restricted periods, including March and April 2020 and early 2021, and otherwise negatively impacted our business, financial condition and results of operations, including new customer procurement and onboarding. We believe the COVID-19 pandemic has also negatively impacted the number of DVT and PE diagnoses as hospitals focus on COVID-19 and as patients postpone healthcare visits and treatments.

Decreases in procedures have been most prevalent in regions experiencing significant outbreaks. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will continue to significantly reduce our revenue and negatively impact our business, financial condition and results of operations while the pandemic continues. Further, once the pandemic subsides, we anticipate there will be a substantial backlog of patients seeking appointments with physicians and surgeries to be performed at hospitals and ambulatory surgery centers relating to a variety of medical conditions, and as a result, patients seeking procedures performed using our products, particularly the ClotTriever, will have to navigate limited provider capacity. We believe this limited provider, hospital and ambulatory surgery center capacity could have a significant adverse effect on our business, financial condition and results of operations following the end of the pandemic.

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

While the potential economic impact brought by and the duration of any pandemic, epidemic or outbreak of an infectious disease, including COVID-19, may be difficult to assess or predict, the widespread COVID-19 pandemic has resulted in, and may in the future result in, significant disruption and volatility of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of an infectious disease, including COVID-19, could materially affect our business. Such economic recession could have a material adverse effect on our long-term business as hospitals curtail and reduce capital and overall spending. In addition, the current pandemic resulted in, and may continue to result in, significant job losses and reductions in disposable incomes. If patients are unable to obtain or maintain health insurance policies, this may significantly impact their ability to pay for the procedures utilizing our products, further negatively impacting our business, financial condition and results of operations. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Our revenue is currently generated from the sales of our two products and we are therefore highly dependent on the success of those products. We have limited commercial sales experience regarding our products, which makes it difficult to evaluate our current business, predict our future prospects and forecast our financial performance and growth.

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

To date, all of our revenue has been derived, and we expect it to continue to be substantially derived, from sales of our ClotTriever and FlowTriever. We believe these products have the potential to become the standard of care for the two diseases that comprise venous thromboembolism, or VTE, namely DVT and PE. Physician awareness of, and experience with, our products is currently limited. As a result, our products have limited product and brand recognition within the medical industry for the treatment of VTE. The relative novelty of our products, together with our limited commercialization experience, makes it difficult to evaluate our current business and predict our future prospects. A number of factors, including some outside of our control, may contribute to fluctuations in our financial results, including:

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

To effectively market and sell our products, we will need to educate the medical community about the safety, efficacy, necessity and efficiency of our products and about the patient population that would potentially benefit from a catheter-based thrombectomy procedure using one of our products. We focus our sales, marketing and education efforts primarily on our treating physicians, including interventional cardiologists, interventional radiologists and vascular surgeons, and also aim to educate and inform referring physicians, such as vascular surgeons, pulmonologists, radiologists, general practitioners and administrators regarding our products and the potential patient population. However, we cannot assure you that we will achieve broad education or market acceptance among these physicians. For example, if diagnosing physicians that serve as the primary point of contact for patients are not made aware of our products or catheter-based thrombectomy procedures, they may not refer patients to physicians for treatment using our products, and those patients may be treated with alternative procedures or treatments, such as anticoagulants alone or thrombolytic drugs. In addition, some physicians may choose to utilize our products on only a subset of their total patient population or may not adopt our products at all. If we are not able to effectively demonstrate that our products and catheter-based thrombectomy procedures are beneficial for a broad range of patients, adoption of our products will be limited and may not occur as rapidly as we anticipate or at all, which would have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that our products will achieve broad market acceptance among hospitals, physicians and patients. Any failure of our products to satisfy demand or to achieve meaningful market acceptance and penetration will harm our future prospects and have a material adverse effect on our business, financial condition and results of operations.

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

The rate of adoption and sales of our products is heavily influenced by clinical data. Currently, the primary clinical data regarding the safety and effectiveness of our products is limited to our FlowTriever Pulmonary Embolectomy Clinical Study, or FLARE study, which was a prospective, multicenter, single-arm study to evaluate the safety and effectiveness of our first-generation FlowTriever for use in the removal of clot from the pulmonary arteries in the treatment of 106 patients with acute intermediate-risk PE. Other studies have been conducted examining the safety, efficacy and feasibility of treatment using the FlowTriever. No clinical trials or studies have been completed using the ClotTriever. We are currently enrolling our ClotTriever Outcomes, or CLOUT, and FlowTriever All-Comer Registry for Patient Safety and Hemodynamics, or FLASH, registries, each of which is intended to evaluate and assess real-world patient outcomes in up to 500 patients. We plan to conduct additional clinical trials to help drive increased awareness and adoption of our products with existing and new customers. Historical clinical results are not necessarily predictive of future clinical results, and we cannot assure you that the results reported in these registries will be consistent with, or better than, currently available clinical data. Moreover, the outcomes and updates resulting from these registries, including interim results, may be compared to the results of other products and treatments for DVT or PE, and if the comparisons are not favorable, it may limit the adoption of our products. In addition, our competitors and other third parties may also conduct clinical trials of our products without our participation. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, our competitors or other third parties, the interpretation of our clinical data or findings of new or more frequent adverse events, could subject us to mandatory or voluntary product recalls, suspension or withdrawal of FDA or other governmental clearance or approval, significant legal liability or harm to our business reputation and could have a material adverse effect on our business, financial condition and results of operations.

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

We understand that various medical societies, including the Society for Cardiovascular Angiography and Interventions, the Society for Interventional Radiology, and the Society for Vascular Medicine, as well as the American College of Cardiology, have requested that CMS remove NCD 240.6. We can give no assurance that NCD 240.6 will be removed or if so, what the timing will be. Further, CMS may elect to retain NCD 240.6 and Medicate Administrative Contractors, or MACs, could begin to deny coverage for procedures using our FlowTriever product for the treatment of PE, which could result in claim denials and overpayments for our customers and significantly impact demand for the FlowTriever, which would have a material adverse effect on our business, financial condition and results of operations.

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

These risks are likely to be exacerbated by our limited experience with our current products and manufacturing processes. As demand for our products increases, we will have to invest additional resources to purchase components, sub-assemblies and materials, hire and train employees and enhance and expand our manufacturing processes and capabilities, including through additional manufacturing facilities. If we fail to increase our production capacity efficiently, we may not be able to fill customer orders on a timely basis, our sales may not increase in line with our expectations and our operating margins could fluctuate or decline. In addition, although some future products may share product features, components, sub-assemblies and materials with our existing products, the manufacture of these products may require modification of our current production processes or unique production processes, the hiring of specialized employees, the identification of new suppliers for specific components, sub-assemblies and materials or the development of new manufacturing technologies. It may not be possible for us to manufacture these products at a cost or in quantities sufficient to make these products commercially viable or to maintain current operating margins, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

The market for our products is highly competitive, dynamic, and marked by rapid and substantial technological development and product innovation. New entrants or existing competitors could attempt to develop products that compete directly with ours. Demand for our products and future related products could be diminished by equivalent or superior products and technologies offered by competitors. If we are unable to innovate successfully, our existing products could become obsolete and our revenue would decline as our customers purchase our competitors’ products. Developing our current and new products is expensive and time-consuming and could divert management’s attention away from our core business. The success of any new product offering or product enhancements to our solution will depend on several factors, including our ability to:

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

Manufacturers of medical devices have a history of price competition, and we can give no assurance that we will be able to achieve satisfactory prices for our current or any new products or maintain prices at the levels we have historically achieved. Any decline in the amount that payors reimburse our customers for our products could make it difficult for customers to continue using, or to adopt, our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, or if we add more components to our systems, our gross margins will decrease, which will adversely affect our ability to invest in and grow our business. If we are unable to maintain our prices, including during any international expansion, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could erode. We will continue to be subject to significant pricing pressure, which could harm negatively affect our business, financial condition and results of operations.

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

As demand for our products or any of our future products increases, we will need to continue to scale our capacity, expand customer service, billing and systems processes and enhance our internal quality assurance program. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available to facilitate the growth of our business. Failure to implement necessary procedures, transition to new processes or hire the necessary personnel could result in higher costs of processing data or inability to meet increased demand, and may generally be disruptive to our business. If we encounter difficulty meeting market demand, quality standards or physician expectations, our reputation could be harmed and our business could suffer.

We may experience delays in production or an increase in costs if our single manufacturing facility is damaged or becomes inoperable, or if we are required to vacate our facility.

We currently maintain our research and development, manufacturing and administrative operations in a building located in Irvine, California, which is situated on or near earthquake fault lines. Our goal is to expand our manufacturing operations to include additional facilities, however, we do not currently have additional operational facilities. Should our building be significantly damaged or destroyed by natural or man-made disasters, such as earthquakes, fires or other events, it could take months to relocate or rebuild, during which time our employees may seek other positions, our research, development and manufacturing capabilities would cease or be delayed and our products may be unavailable. To the extent any additional facilities are available and operational at the time of such events, transitioning manufacturing capacity to offset the loss of our manufacturing facility in Irvine may not be possible or may not be cost effective.  Moreover, the use of a new facility or new manufacturing, quality control, or environmental control equipment or systems may require regulatory review and approval of the new facility prior to commencing full-scale production and commercialization. Because of the time required to register and/or authorize manufacturing in a new facility under FDA, state and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis even if we are able to replace production capacity in the event that we lose our manufacturing capacity. While we maintain property and business interruption insurance, such insurance has limits and would only cover the cost of rebuilding and relocating and lost revenue, but not general damage or losses caused by earthquakes or losses we may suffer due to our products being replaced by competitors’ products. The inability to perform our research, development and manufacturing activities, combined with our limited inventory of materials and components and manufactured products, may cause physicians to discontinue using our products or harm our reputation, and we may be unable to reestablish relationships with such physicians in the future. Consequently, a catastrophic event at our facility could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, we may be unable to renew our lease or find a new facility on commercially reasonable terms, or at all. If we were unable or unwilling to renew at the proposed rates, relocating our manufacturing facility would involve significant expense in connection with the movement and installation of key manufacturing equipment and any necessary recertification with regulatory bodies, and we cannot assure investors that such a move would not delay or otherwise adversely affect our manufacturing activities or operating results. If our manufacturing capabilities were impaired by our move, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business, financial condition and results of operations.

We may experience disruptions to our business as a result of the relocation of our headquarters and general expansion of our operations.

We may experience disruptions as we continue to expand our operations and facilities and execute on our growth strategy. In October 2020, we entered into a lease agreement to move our headquarters to a larger space in Irvine, California.  The process of moving our business, opening new facilities and bringing operations online at new sites, including our research and development and manufacturing operations, is inherently complex and is not part of our day-to-day operations. The relocation and expansion of our headquarters and the opening of any additional new facilities cause significant disruption to our operations, divert management attention and resources and involve significant costs, all of which could have a material adverse effect on our business, financial condition and results of operations. The relocation of our headquarters and the opening of any new additional facilities with manufacturing operations will require the movement and/or installation of key manufacturing equipment and certification or recertification with applicable regulatory bodies, including the FDA. We can give no assurance that the relocation of our headquarters will be completed as planned or within the anticipated timeframe, or that we will fully realize the expected benefits of the relocation or any additional facilities that we seek to open.

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

Our success depends largely on the continued services of key members of our executive management team and others in key management positions. For example, the services of William Hoffman, our Chief Executive Officer, Andrew Hykes, our Chief Operating Officer, Mitchell Hill, our Chief Financial Officer, and Dr. Thomas Tu, our Chief Medical Officer, are essential to driving adoption of our products, executing on our corporate strategy and ensuring the continued operations and integrity of financial reporting within our company. In addition, the services of our sales professionals are critical to driving the growth in sales of our products. Any of our employees may terminate their employment with us at any time. We do not currently maintain key person life insurance policies on any of our employees. If we lose one or more key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy.

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

Since inception, we have incurred significant net losses and may continue to incur net losses for the foreseeable future. To date, our primary sources of capital have been the net proceeds we received through private placements of preferred stock, debt financing agreements, the sale of our common stock in our IPO and revenue from the sale of our products. As of December 31, 2020, we had $164.2 million in cash and cash equivalents and short-term investments, no long-term debt and an accumulated deficit of $27.4 million. Based on our current planned operations, we expect that our cash and cash equivalents and available borrowings will enable us to fund our operating expenses for at least 12 months from the date hereof. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

In August 2020, we repaid in full and terminated our credit facility with Signature Bank, or the SB Credit Facility. In September 2020, we entered into a senior secured revolving credit facility with Bank of America, or the Credit Agreement, under which we may borrow loans up to a maximum principal amount of $30.0 million. Advances under the Credit Agreement bear interest at an annual rate equal to the greater of the prime rate, the federal funds rate plus 0.50%, or the LIBOR rate, or successor rate, based upon an interest period of 30 days plus 1.00%, plus an applicable margin. Margin will be 1.25% until March 31, 2021 and then will range from 1.00% to 1.50% based on the Company’s applicable fixed charge coverage ratio. As of December 31, 2020, there were no amounts outstanding under the Credit Agreement. In addition, we are required to pay an unused line fee at an annual rate ranging from 0.25% to 0.375% of the average daily unused portion of the amounts available under the Credit Agreement. We are required to make monthly interest payments on any borrowed amounts outstanding under the Credit Agreement, which may divert resources from other activities.

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

As of December 31, 2020 we had U.S. federal, state, and foreign net operating loss carryforwards, or NOLs, of $30.1 million, $25.0 million, and $0.8 million, respectively, and U.S. federal and state research and development credit carryforwards of $2.3 million and $1.7 million, respectively. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change by value in its equity ownership over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards have been, and may in the future be, subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. In addition, our ability to deduct net interest expense may be limited if we have insufficient taxable income for the year during which the interest is incurred, and any carryovers of such disallowed interest would be subject to the limitation rules similar to those applicable to NOLs and other attributes. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a future change of control, we may not be able to utilize a material portion of the NOLs, research and development credit carryforwards or disallowed interest expense carryovers, even if we attain profitability.

In addition, the tax benefit of NOLs, temporary differences and credit carryforwards are required to be recorded as an asset to the extent that we assess that realization is more likely than not. We believe that recognition of the deferred tax asset arising from these future tax benefits is not likely to be realized and, accordingly, have provided a valuation allowance of $11.9 million and $11.8 million for the years ended December 31, 2020 and 2019, respectively.

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

Our long-term strategy is to increase our international presence, including securing regulatory approvals in targeted countries outside the United States. We have received CE Mark approval for our ClotTriever and

FlowTriever products, allowing us to commercialize in Europe. Doing business internationally involves a number of risks, including:

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
•

Financial risks, such as longer payment cycles, difficulty collecting accounts receivable, foreign tax laws and complexities of foreign value-added tax systems, the effect of local and regional pricing, market and financial pressures on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;

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

Any of these factors could significantly harm our future international expansion and operations or could increase our costs and, consequently, have a material adverse effect on our business, financial condition and results of operations.

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union and ratified a trade and cooperation agreement governing its future relationship with the European Union.  The agreement, which is being applied provisionally from January 1, 2021 until it is ratified by the European Parliament and the Council of the European Union, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things.  Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

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

In the ordinary course of our business, we may become exposed to, or collect and store, sensitive data, including procedure-based information and legally-protected health information, credit card, and other financial information, insurance information, and other potentially personally identifiable information. We also store sensitive intellectual property and other proprietary business information. We are taking measures to implement policies and procedures designed to ensure compliance with applicable data security and privacy-related laws and regulations and protect sensitive information from unauthorized access or disclosure. However, our information technology, or IT, and infrastructure, and that of our third-party billing and collections provider and other technology partners and providers, may be vulnerable to cyber attacks by hackers or viruses or breaches due to employee error, malfeasance or other disruptions. We rely extensively on IT systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers’ systems, portable media or storage devices. For example, companies have experienced an increase in phishing and social engineering attacks from third-parties in connection with the COVID-19 global pandemic. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We are investing in protections and monitoring practices of our data and IT to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. There can be no assurance, however, that our efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems, and such breakdowns or breaches could adversely affect our business, our financial condition and our reputation.

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

We own numerous issued patents and pending patent applications. As of December 31, 2020, we held 19 U.S. patents, which are expected to expire between November 2032 and April 2037, 17 pending U.S. patent applications, four issued foreign patents, 16 pending foreign patent applications and four pending Patent Cooperation Treaty applications, excluding our licensed and sublicensed patents. We also licensed two U.S. patents and sublicensed one U.S. patent. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and therefore, the scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty.

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

We may not receive, or may be delayed in receiving, the necessary clearances, certifications or approvals for our future products or modifications to our current products, and failure to timely obtain necessary clearances, certifications or approvals for our future products or modifications to our current products would adversely affect our ability to grow our business.

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

In order to sell our products in member countries of the European Union, or the EU, our products must comply with the essential requirements of the EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with these requirements is a prerequisite to be able to affix the CE mark to our products, without which they cannot be sold or marketed in the EU. To demonstrate compliance with the essential requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-declare the conformity of its products with the essential requirements of the EU Medical Devices Directive, a conformity assessment procedure requires the intervention of an organization accredited or licensed by a member state of the EU to conduct conformity assessments, or a Notified Body. Depending on the relevant conformity assessment procedure, the Notified Body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. The Notified Body issues a certificate of conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. If we fail to remain in compliance with applicable European laws and directives and national member states laws, we would be unable to continue to affix the CE mark to our products, which would prevent us from selling them within the EU.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Following the end of the “Brexit” Transition Period, from 1 January 2021 onwards, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) will be responsible for the UK medical device market. The new regulations will require medical devices to be registered with the MHRA (but manufacturers will be given a grace period of four to 12 months to comply with the new registration process). Manufacturers based outside the UK will need to appoint a UK Responsible Person to register devices with the MHRA in line with the grace periods. By July 1, 2023, in the UK (England, Scotland, and Wales), all medical devices will require a UKCA (UK Conformity Assessed) mark but CE marks issued by EU Notified Bodies will remain valid until this time. However, UKCA marking alone will not be recognized in the EU. The rules for placing medical devices on the Northern Ireland market will differ from those in the UK.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of medical devices. In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced forthcoming steps that the FDA intends to take to modernize the premarket notification pathway under Section 510(k) of the FDCA. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. These proposals have not yet been finalized or adopted, although the FDA may work with Congress to implement such proposals through legislation. Accordingly, it is unclear the extent to which any proposals, if adopted, could impose additional regulatory requirements on us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances, or otherwise create competition that may negatively affect our business.

More recently, in September 2019, the FDA issued revised final guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA maintains a list of device types appropriate for the “safety and performance based” pathway and continues to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as recommended testing methods, where feasible. The FDA may establish performance criteria for classes of devices for which we or our competitors seek or currently have received clearance, and it is unclear the extent to which such performance standards, if established, could impact our ability to obtain new 510(k) clearances or otherwise create competition that may negatively affect our business.

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay regulatory clearance or approval of our product candidates. For example, the results of the 2020 U.S. Presidential Election may impact our business and industry. Namely, the Trump administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these orders will be implemented, or whether they will be rescinded and replaced under the Biden administration. The policies and priorities of the new administration are unknown and could materially impact the regulations governing our products.

On May 25, 2017, the EU Medical Devices Regulation (Regulation 2017/745)entered into force, which repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable (i.e., without the need for adoption of EEA member state laws implementing them) in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation.

The Medical Devices Regulation was originally intended to become effective three years after publication, but in April 2020 the transition period was extended by the European Parliament and the Council of the EU by an additional year – until May 26, 2021. Devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025.Once effective, the new regulations will among other things:

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

These modifications may have an effect on the way we design and manufacture products and how we conduct our business in the EU.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Following the end of the “Brexit” Transition Period, from 1 January 2021 onwards, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) will be responsible for the UK medical device market. The new regulations will require medical devices to be registered with the MHRA (but manufacturers will be given a grace period of four to 12 months to comply with the new registration process). Manufacturers based outside the UK will need to appoint a UK Responsible Person to register devices with the MHRA in line with the grace periods. By July 1, 2023, in the UK (England, Scotland, and Wales), all medical devices will require a UKCA (UK Conformity Assessed) mark but CE marks issued by EU Notified Bodies will remain valid until this time. However, UKCA marking alone will not be recognized in the EU. The rules for placing medical devices on the Northern Ireland market will differ from those in the UK.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new devices to be reviewed and/or approved or cleared by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone inspections of foreign manufacturing facilities and products, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Other regulatory authorities may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

•

changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;

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

We are subject to certain federal, state and foreign fraud and abuse laws and physician payment transparency laws that could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims and physician transparency payment laws. Our business practices and relationships with providers are subject to scrutiny under these laws. The healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•

The federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual or furnishing or arranging for a good or service, for which payment may be made, in whole or in part, under federal healthcare programs, such as Medicare and Medicaid. The U.S. government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•

The federal civil and criminal false claims laws and civil monetary penalties laws, including the federal civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal healthcare programs that are false or fraudulent. These laws can apply to manufacturers who provide information on coverage, coding, and reimbursement of their products to persons who bill third-party payors. Private individuals can bring False Claims Act “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;

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

•

The federal Physician Payments Sunshine Act which requires certain applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, or CHIP, to report annually to the DHHS Centers for Medicare and Medicaid Services, or CMS, information related to payments and other transfers of value to physicians, which is defined broadly to include other healthcare providers and teaching hospitals, and applicable manufacturers and group purchasing organizations, to report annually ownership and investment interests held by physicians and their immediate family members. Additionally, beginning in 2022, such obligations will include payments and other transfers of value provided in the previous year to certain other healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives;

•	The FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•	Federal and state laws and regulations regarding billing and claims payment applicable to our products and regulatory agencies enforcing those laws and regulations; and
•

Analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers and state laws related to insurance fraud in the case of claims involving private insurers.

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

In the conduct of our business, we may at times process personal data, including health-related personal data. The U.S. federal government and various states have adopted or proposed laws, regulations, guidelines and rules for the collection, distribution, use and storage of personal information of individuals. We may also be subject to U.S. federal rules, regulations and guidance concerning data security for medical devices, including guidance from the FDA. Further, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH Act, and their respective implementing regulations, impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements. Failure to comply with the HIPAA privacy and security standards can result in significant civil monetary penalties, and, in certain circumstances, criminal penalties with fines and/or imprisonment. State attorneys general can also bring a civil action to enjoin a HIPAA violation or to obtain statutory damages on behalf of residents of his or her state.

According to the Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. State privacy and security laws vary from state to state and, in some cases, can impose more restrictive requirements than U.S. federal law.

In addition, certain state and non-US laws, such as the GDPR, govern the privacy and security of health-related and other personal information in certain circumstances, some of which are more stringent than U.S. federal law and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Where state laws are more protective, we must comply with the stricter provisions. In addition to fines and penalties that may be imposed for failure to comply with state law, some states also provide for private rights of action to individuals for misuse of personal information. For example, California enacted the CCPA on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the CPRA recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In Europe, the GDPR went into effect in May 2018 and introduces strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the European Union and the United States remains uncertain. For example, in 2016, the European Union and United States agreed to a transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in United Kingdom national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the European Union and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from European Union member states to the United Kingdom long term without additional measures. These changes may lead to additional costs and increase our overall risk exposure.

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

By way of example, the Affordable Care Act, or ACA, made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other ways in which it may affect our business, the ACA:

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. By way of example, the Tax Cuts and Jobs Act of 2017, or TCJA, was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas (Texas District Court Judge) ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts to challenge, repeal or replace the ACA will impact the law or our business. Any expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by payors for procedures using our FlowTriever system and/or ClotTriever system, and/or reduced medical procedure volumes, any of which may have a material adverse effect on our business, financial condition or results of operations.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. The Budget Control Act of 2011, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, the Medicare

Access and CHIP Reauthorization Act of 2015, or MACRA, enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. It is unclear what effect new quality and payment programs, such as MACRA, may have on our business, financial condition, results of operations or cash flows.

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

As of December 31, 2020, our officers, directors and principal stockholders each holding more than 5% of our common stock collectively control approximately 48% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of the Company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Under Section 404 of the Sarbanes-Oxley Act, we will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2021. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company”.

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

In connection with the preparation of our financial statements for the year ended December 31, 2019, we concluded there were material weaknesses in our internal controls over financial reporting. The material weaknesses that were identified related to the segregation of duties throughout various financial processes and our documentation of internal controls. While we believe we have remediated the previously identified material weaknesses, we may have future material weaknesses.

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

General Risk Factors

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters, which includes our manufacturing facility, is located in Irvine, California, where we occupy a facility totaling approximately 40,000 square feet under a lease agreement that expires in September 2024. This facility contains dedicated research and development, training, education and manufacturing spaces.

In October 2020, we entered into a ten-year lease for a larger facility in Irvine, California, totaling approximately 120,000 square feet. The new lease is expected to commence in the second quarter of 2021, at which time we will move all of our operations to this new facility. The lease contains two optional extension periods of five years each.

We believe these facilities are sufficient to meet our current and anticipated needs in the near term and that suitable additional space is available as needed to accommodate expansion of our operations and manufacturing and distribution activities.

Item 3. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time we may become involved in legal proceedings or investigations which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol NARI. Public trading of our common stock began on May 22, 2020. Prior to that, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock on the Nasdaq Global Select Market:

	Low	High
Fiscal year ending December 31, 2020
First quarter (1)	$—	$—
Second quarter (beginning May 22, 2020)	39.55	54.86
Third quarter	46.16	84.91
Fourth quarter	58.66	88.75
(1)	We completed our public offering during the second quarter of 2020, so no data is available for first quarter.

Stockholders

As of March 1, 2021, there were approximately 30 holders of record of our common stock. This number does not include stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Unregistered sales of equity securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Securities authorized for issuance under equity compensation plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Stock Performance Graph

The graph below shows a comparison, from May 22, 2020 (the date our common stock commenced trading on the Nasdaq) through December 31, 2020, of the cumulative total return to stockholders of our common stock relative to the Nasdaq Composite Index (“NBI”) and the Nasdaq Biotechnology Index (“IXIC”). The graph assumes that

$100 was invested in each of our common stock, the Nasdaq Composite and the Nasdaq Biotechnology at their respective closing prices on May 22, 2020 and assumes reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

# COMPARISON OF 7 MONTH CUMULATIVE TOTAL RETURN*

Among Inari Medical, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$250
$200
$150
$100
$50
$0
5/22/20
5/31/20
6/30/20
7/31/20
8/31/20
9/30/20
10/31/20
11/30/20
12/31/20
Inari Medical, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 5/22/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6. Selected Financial Data.

The consolidated statements of operations data for the fiscal years ended December 31, 2020, 2019, and 2018, and the selected consolidated balance sheets data as of December 31, 2020 and 2019, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The selected consolidated balance sheet data as of December 31, 2018 is derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

	Years Ended December 31,
Consolidated Statement of Operations Data:	2020	2019	2018
Revenue	$139,670	$51,129	$6,829
Cost of goods sold	13,106	5,911	1,281
Gross profit	126,564	45,218	5,548
Operating expenses
Research and development	18,399	7,220	3,990
Selling, general and administrative	89,746	37,197	10,698
Total operating expenses	108,145	44,417	14,688
Income (loss) from operations	18,419	801	(9,140)
Other income (expense)
Interest income	484	89	92
Interest expense	(1,135)	(920)	(887)
Change in fair value of warrant liabilities	(3,317)	(957)	(85)
Other expenses	(662)	(205)	(133)
Total other expenses	(4,630)	(1,993)	(1,013)
Net income (loss)	$13,789	$(1,192)	$(10,153)
Net income (loss) per share
Basic	$0.43	$(0.20)	$(2.01)
Diluted	$0.27	$(0.20)	$(2.01)
Weighted average common shares used to compute net income (loss) per share,
Basic	32,033,827	5,887,542	5,056,743
Diluted	51,554,996	5,887,542	5,056,743

	As of December 31,
Consolidated Balance sheet Data:	2020	2019	2018
Cash, cash equivalents and short-term investments	$164,210	$23,639	$21,834
Working capital	191,835	30,538	23,837
Total assets	214,092	44,546	26,901
Total liabilities	13,838	29,520	12,177
Total warrant liabilities	—	1,169	213
Redeemable convertible preferred stock	—	54,170	54,170
Total stockholders’ equity (deficit)	200,254	(39,144)	(39,446)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included in Part II, Item 8 of this Annual Report on Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part I, Item 1A — “Risk Factors,” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a commercial-stage medical device company focused on developing products to treat and transform the lives of patients suffering from venous diseases. Our initial product offering consists of two minimally-invasive, novel catheter-based mechanical thrombectomy devices. We purpose-built our products for the specific characteristics of the venous system and the treatment of the two distinct manifestations of venous thromboembolism, or VTE – deep vein thrombosis and pulmonary embolism. Our ClotTriever product is FDA-cleared for the treatment of DVT. Our FlowTriever product is the first thrombectomy system FDA-cleared for the treatment of pulmonary embolism, or PE, and is also FDA-cleared for clot in transit in the right atrium.

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

We believe our venous-focused commercial organization provides a significant competitive advantage. Our most important relationships are between our sales representatives and our treating physicians, which include interventional cardiologists, interventional radiologists and vascular surgeons. We have developed systems and processes to harness the information gained from these relationships and we leverage this information to rapidly iterate products, introduce and execute physician education and training programs and scale our sales organization. We market and sell our products to hospitals, which are reimbursed by various third-party payors. We have dedicated meaningful resources to building a direct sales force in the United States, and we continue to expand our sales organization through additional sales representatives and territories.

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

Prior to our IPO, our primary sources of capital were private placements of preferred stock, debt financing arrangements and revenue from sales of our products. Since inception, we had raised a total of approximately $54.2 million in net proceeds from private placements of preferred stock. As of December 31, 2020, we had cash and cash equivalents and short-term investments of $164.2 million, no long-term debt outstanding and an accumulated deficit of $27.4 million.

For the year ended December 31, 2020, we generated revenue of $139.7 million, with a gross margin of 90.6% and net income of $13.8 million, compared to revenue of $51.1 million, with a gross margin of 88.4% and net loss of $1.2 million for the year ended December 31, 2019.

COVID-19

In December 2019, a novel strain of coronavirus, SARS-CoV-2, was identified in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease, COVID-19, has spread to most countries, including all 50 states in the United States. In response to the pandemic, numerous state and local jurisdictions imposed and may continue to impose from time to time “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. For example, in the United States, governmental authorities recommended, and in certain cases required, that elective, specialty and other procedures and appointments be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19 patients. Similarly, in March 2020, the governor of California, where our headquarters are located, issued a “stay at home” order limiting non-essential activities, travel and business operations. In December 2020, the governor of California issued an additional regional “stay at home” order with tiered restrictions based on each region’s ICU availability. Such orders or restrictions resulted in reduced operations at our headquarters (including our manufacturing facility), work stoppages, slowdowns and delays, travel restrictions and cancellation of events. Taken as a whole, these orders and restrictions significantly decreased the number of procedures performed using our products, particularly during the second quarter of 2020, and otherwise negatively impacted our operations, including new customer procurement and onboarding.

In response to the impact of COVID-19, beginning in the second quarter of 2020, we implemented a variety of measures to help us manage through its impact and position us to resume operations quickly and efficiently once these restrictions were lifted. These measures existed across several operational areas and included:

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

Despite the negative impacts from COVID-19, for the year ended December 31, 2020, we completed our IPO and approximately 13,200 procedures were performed using our products, compared to approximately 4,600 procedures in the year ended December 31, 2019. During the second quarter of 2020, we experienced disruptions to our procedure volume beginning in mid-March as a result of COVID-19, and weekly procedure volumes declined by approximately 40% by mid-April when compared to weekly procedure volumes in early March. The decrease in procedure volume impacted DVT procedures and PE procedures relatively equally, with both types of procedures declining during this period. However, we saw a recovery in procedure volume in June that was higher than our pre- COVID-19 peak. During the third and fourth quarters, we saw continued sequential growth beyond previous quarters.

While we are encouraged by our third and fourth quarters results, we are aware that the actual and perceived impact of COVID-19 is changing and cannot be predicted. As a result, we cannot assure you that our recent procedure volumes are indicative of future results or that we will not experience additional negative impacts associated with COVID-19, which could be significant. The COVID-19 pandemic has negatively impacted our business, financial condition and results of operations by significantly decreasing and delaying the number of procedures performed using our products, and we expect the pandemic could continue to negatively impact our business, financial condition and results of operations.

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

	Three Months Ended
Procedures(1)	Dec 31, 2020	Sept 30, 2020	June 30, 2020	March 31, 2020	Dec 31, 2019	Sept 30, 2019	June 30, 2019	March 31, 2019
DVT	2,400	2,000	1,400	1,300	1,000	700	500	300
PE	2,200	1,700	1,100	1,100	800	600	400	300
	4,600	3,700	2,500	2,400	1,800	1,300	900	600

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

Components of our Results of Operations

Revenue

We currently derive all our revenue from the sale of our ClotTriever and FlowTriever products to hospitals in the United States. Our customers typically purchase an initial stocking order of our products and then reorder replenishment product as procedures are performed. No single customer accounted for 10% or more of our revenue during the years ended December 31, 2020, 2019 and 2018. For the year ended December 31, 2020, approximately 55% of our customers used both of our products, 33% used ClotTriever only and 12% used FlowTriever only. We expect revenue to increase in absolute dollars as we expand our sales organization and sales territories, add customers, expand the base of physicians that are trained to use our products, expand awareness of our products with new and existing customers and as physicians perform more procedures using our products. Revenue for ClotTriever and FlowTriever products as a percentage of total revenue is as follows:

	Years Ended December 31,
	2020	2019	2018
ClotTriever	37%	38%	41%
FlowTriever	63%	62%	59%

For the year ended December 31, 2020, our blended revenue per procedure was over $9,100. Blended revenue per procedure represents the average of the average selling price per ClotTriever and the average price per FlowTriever procedure.

Cost of Goods Sold and Gross Margin

We manufacture and/or assemble all our products at our facility in Irvine, California. Cost of goods sold consists primarily of the cost of raw materials, components, direct labor and manufacturing overhead. Overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management, including stock-based compensation. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs such as shipping costs and royalty expense. Shipping costs billed to customers are reported as a reduction of cost of goods sold. We expect cost of goods sold to increase in absolute dollars as our revenue grows and more of our products are sold, however, we also expect to realize opportunities to increase operating leverage in our manufacturing operations.

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including average selling prices, product sales mix, production and ordering volumes, manufacturing costs, product yields, headcount and cost-reduction strategies. Our gross margin could fluctuate from quarter to quarter as we introduce new products, adopt new manufacturing processes and technologies, and as we expand internationally.

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

Results of Operations

Comparison of the years ended December 30, 2020 and 2019

The following table sets forth the components of our unaudited statements of operations in dollars and as percentage of revenue for the periods presented (dollars in thousands):

	Years Ended December 31,
	2020	%	2019	%	Change $
Revenue	$139,670	100.0%	$51,129	100.0%	$88,541
Cost of goods sold	13,106	9.4%	5,911	11.6%	7,195
Gross profit	126,564	90.6%	45,218	88.4%	81,346
Operating expenses:
Research and development	18,399	13.2%	7,220	14.1%	11,179
Selling, general and administrative	89,746	64.3%	37,197	72.8%	52,549
Total operating expenses	108,145	77.5%	44,417	86.9%	63,728
Income from operations	18,419	13.1%	801	1.5%	17,618
Other income (expense)
Interest income	484	0.3%	89	0.2%	395
Interest expense	(1,135)	(0.8%)	(920)	(1.8%)	(215)
Other expenses	(662)	(0.5%)	(205)	(0.4%)	(457)
Change in fair value of warrant liabilities	(3,317)	(2.4%)	(957)	(1.9%)	(2,360)
Total other expenses, net	(4,630)	(3.4%)	(1,993)	(3.9%)	(2,637)
Net income (loss)	$13,789	9.7%	$(1,192)	(2.4%)	$14,981

Revenue. Revenue increased $88.6 million, or 173%, to $139.7 million during the year ended December 31, 2020, compared to $51.1 million during the year ended December 31, 2019. The increase in revenue was due primarily to an increase in the number of products sold. The increase in revenue was offset in part by the negative impact of the COVID-19 pandemic on procedure volume and new orders during the year ended December 31, 2020.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $7.2 million, or 122%, to $13.1 million during the year ended December 31, 2020, compared to $5.9 million during the year ended December 31, 2019. This increase was due to the increase in the number of products sold and additional manufacturing overhead costs incurred as we invested significantly in our operational infrastructure to support anticipated future growth. Cost of goods sold for the year ended December 31, 2020 was also impacted by $1.1 million in idle production capacity costs associated with the COVID-19 pandemic. Gross margin for the year ended December 31, 2020 increased to 90.6%, compared to 88.4% for the year ended December 31, 2019 due to an increase in the average selling prices of our products and improved operating leverage.

Research and Development Expenses. R&D expenses increased $11.2 million, or 155%, to $18.4 million during the year ended December 31, 2020, compared to $7.2 million during the year ended December 31, 2019. The increase in R&D expenses was primarily due to increases of $5.5 million of personnel-related expenses, $2.5 million of clinical study and registry expenses, $2.4 million in materials and supplies, and $0.7 million in professional fees, in support of our growth drivers to increase our new product pipeline and build the clinical evidence base.

Selling, General and Administrative Expenses. SG&A expenses increased $52.5 million, or 141%, to $89.7 million during the year ended December 31, 2020, compared to $37.2 million during the year ended December 31, 2019. The increase in SG&A costs was primarily due to an increase of $41.9 million in personnel-related expenses as a result of increased headcount across our organization and increased commissions due to higher revenue, an increase of $3.8 million in professional fees, an increase of $2.4 million in insurance costs, an increase of $0.8 million in facility costs, and an increase in $0.8 million in travel costs.

Interest Income. Interest income increased by $395,000 to $484,000 during the year ended December 31, 2020, compared to $89,000 during the year ended December 31, 2019. The increase in interest income was primarily due to an increase in average cash, cash equivalents and short-term investments during the year ended December 31, 2020, compared to the year ended December 31, 2019, resulting from the receipt of IPO proceeds in May 2020.

Interest Expense. Interest expense increased by $0.2 million or 23% during the year ended December 31, 2020, compared to the year ended December 31, 2019. This increase was primarily due to higher average borrowings under our credit facilities during the year ended December 31, 2020.

Change in Fair Value of Warrant Liabilities. Change in fair value of warrant liabilities increased $2.4 million to $3.3 million for the year ended December 31, 2020, compared to $0.9 million for year ended December 31, 2019. This increase was due to the fair value remeasurement of our convertible preferred stock warrant liabilities.

Other expenses. Other expenses for the year ended December 31, 2020 consisted primarily of a $0.7 million loss on extinguishment of debt related to the payoff of our debt facility with Signature Bank.

Comparison of the years ended December 30, 2019 and 2018

The following table sets forth the components of our statements of operations in dollars and as percentage of revenue for the periods presented (dollars in thousands):

	Years Ended December 31,
	2019	%	2018	%	Change $
Revenue	$51,129	100.0%	$6,829	100.0%	$44,300
Cost of goods sold	5,911	11.6%	1,281	18.8%	4,630
Gross profit	45,218	88.4%	5,548	81.2%	39,670
Operating expenses:
Research and development	7,220	14.1%	3,990	58.4%	3,230
Selling, general and administrative	37,197	72.8%	10,698	156.7%	26,499
Total operating expenses	44,417	86.9%	14,688	215.1%	29,729
Income (loss) from operations	801	1.5%	(9,140)	(133.9%)	9,941
Other income (expense)
Interest income	89	0.2%	92	1.3%	(3)
Interest expense	(920)	(1.8%)	(887)	(13.0%)	(33)
Other expenses	(205)	(0.4%)	(133)	(1.9%)	(72)
Change in fair value of warrant liabilities	(957)	(1.9%)	(85)	(1.2%)	(872)
Total other expenses, net	(1,993)	(3.9%)	(1,013)	(14.8%)	(980)
Net loss	$(1,192)	(2.4%)	$(10,153)	(148.7%)	$8,961

Revenue. Revenue increased $44.3 million, or 648.7%, to $51.1 million during the year ended December 31, 2019, compared to $6.8 million during the year ended December 31, 2018. The increase in revenue was due to an increase in the number of products sold and an increase in the average selling prices of our products.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $4.6 million, or 361.4%, to $5.9 million during the year ended December 31, 2019, compared to $1.3 million during the year ended December 31, 2018. This increase was due to the increase in the number of products sold and additional manufacturing overhead costs as we relocated to our new facility in Irvine, California and invested significantly in our operational infrastructure to support anticipated future growth. Gross margin for the year ended December 31, 2019 increased to 88.4%, compared to 81.2% in the year ended December 31, 2018 due to an increase in the average selling prices of our products and improved operating leverage.

Research and Development Expenses. R&D expenses increased $3.2 million, or 80.9%, to $7.2 million during the year ended December 31, 2019, compared to $4.0 million during the year ended December 31, 2018. The increase in R&D expenses was primarily due to an increase of $1.3 million of personnel-related expenses, $1.1 million of clinical study and registry expenses and $0.5 million in materials and supplies.

Selling, General and Administrative Expenses. SG&A expenses increased $26.5 million, or 247.7%, to $37.2 million during the year ended December 31, 2019, compared to $10.7 million during the year ended December 31, 2018. The increase in SG&A costs was primarily due to an increase of $20.1 million in personnel- related expenses as a result of increased headcount of our sales organization, increased commissions due to higher revenue and an increase in the number of products sold, an increase of $2.1 million in professional fees, an increase of $1.6 million in travel costs and an increase of $1.2 million in marketing and event costs.

Interest Income. Interest income decreased by 3.3% during the year ended December 31, 2019, compared to the year ended December 31, 2018. The decrease in interest income was primarily due to a decrease in average cash and cash equivalents during the year ended December 31, 2019, compared to the year ended December 31, 2018.

Interest Expense. Interest expense increased by 3.7% during the year ended December 31, 2019, compared to the year ended December 31, 2018. This increase was primarily due to $10.0 million of additional borrowings drawn under the credit facility with Signature Bank in December 2019. As of December 31, 2018, the aggregate outstanding principal balance under the amended and restated loan and security agreement with East West Bank was $10.0 million. As of December 31, 2019, the aggregate outstanding principal balance under the credit facility with Signature Bank was $20.0 million.

Change in Fair Value of Warrant Liabilities. Change in fair value of warrant liabilities increased $0.9 million to $1.0 million for the year ended December 31, 2019, compared to $0.1 million for the year ended December 31, 2018. This increase was due to the fair value remeasurement of our convertible preferred stock warrant liabilities.

Other Expenses. Other expenses increased to $0.2 million for the year ended December 31, 2019, compared to $0.1 million for the year ended December 31, 2018. This increase was primarily due to a loss on extinguishment of debt related to the refinancing of our debt facility.

Selected Unaudited Quarterly Financial Information

The following table represents certain unaudited quarterly information for the periods presented. The unaudited quarterly information set forth below has been prepared on a basis consistent with our audited annual financial statements included elsewhere in this Annual Report and includes, in our opinion, all normal recurring adjustments necessary for the fair presentation of the results of operations for the periods presented. Our historical unaudited quarterly results are not necessarily indicative of the results that may be expected in the future.

The following unaudited quarterly financial information for 2020 and 2019 should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this Annual Report (in thousands, except share and per share amounts):

	2020 Quarters ended
	March 31	June 30	September 30	December 31
Revenue	$26,953	$25,392	$38,715	$48,610
Cost of goods sold	2,706	3,487	3,228	3,686
Gross profit	24,247	21,905	35,487	44,924
Operating expenses
Research and development	3,018	3,628	5,217	6,535
Selling, general and administrative	16,393	18,880	23,080	31,393
Total operating expenses	19,411	22,508	28,297	37,928
Income (loss) from operations	4,836	(603)	7,190	6,996
Other income (expense)
Interest income	55	146	208	75
Interest expense	(346)	(463)	(251)	(75)
Change in fair value of warrant liabilities	(433)	(2,884)	—	-
Other expenses	—	—	(651)	(11)
Total other expenses	(724)	(3,201)	(694)	(11)
Net income (loss)	$4,112	$(3,804)	$6,496	$6,985
Net income (loss) per share
Basic	$0.64	$(0.16)	$0.13	$0.14
Diluted	$0.09	$(0.16)	$0.12	$0.13
Weighted average common shares used to compute net income (loss) per share,
Basic	6,398,897	24,295,900	48,335,443	48,742,302
Diluted	44,952,704	24,295,900	55,355,846	55,221,012

	2019 Quarters ended
	March 31	June 30	September 30	December 31
Revenue	$6,945	$10,072	$14,225	$19,887
Cost of goods sold	931	1,331	1,510	2,139
Gross profit	6,014	8,741	12,715	17,748
Operating expenses
Research and development	1,209	1,580	1,722	2,709
Selling, general and administrative	5,426	7,803	10,100	13,868
Total operating expenses	6,635	9,383	11,822	16,577
Income (loss) from operations	(621)	(642)	893	1,171
Other income (expense)
Interest income	23	24	19	23
Interest expense	(227)	(229)	(226)	(238)
Change in fair value of warrant liabilities	(123)	(118)	(320)	(395)
Other expenses	—	—	—	(205)
Total other expenses	(327)	(323)	(527)	(815)
Net income (loss)	$(948)	$(965)	$366	$356
Net income (loss) per share
Basic	$(0.17)	$(0.17)	$0.06	$0.06
Diluted	$(0.17)	$(0.17)	$0.01	$0.01
Weighted average common shares used to compute net income (loss) per share,
Basic	5,599,815	5,753,332	5,962,665	6,226,610
Diluted	5,599,815	5,753,332	43,911,252	44,660,631

Liquidity and Capital Resources

To date, our primary sources of capital have been the net proceeds we received through private placements of preferred stock, debt financing agreements, the sale of common stock in our IPO, and revenue from the sale of our products. On May 27, 2020, we completed our IPO, including the underwriters full exercise of their over-allotment option, selling 9,432,949 shares of our common stock at $19.00 per share. Upon completion of our IPO, we received net proceeds of approximately $163.0 million, after deducting underwriting discounts and commissions and offering expenses. In August 2020, we repaid in full the $30.0 million of principal owed under the credit facility with Signature Bank.  As of December 31, 2020, we had cash and cash equivalents of $114 million, short-term investments of $50.0 million, and an accumulated deficit of $27.4 million.  In September 2020, we entered into a new revolving Credit Agreement with Bank of America which provides for loans up to a maximum of $30 million.  As of December 31, 2020, we had no principal outstanding under the Credit Agreement and the amount available to borrow was approximately $28.5 million.

Based on our current planned operations, we expect that our cash and cash equivalents and available borrowings will enable us to fund our operating expenses for at least 12 months from the date hereof.

If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our products as a result of the risks described in this Annual Report, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products or grant licenses on terms that are not favorable to us. Additional capital may not be available on reasonable terms, or at all.

Cash Flows

The following table summarizes our cash flows for each of periods indicated (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net Cash (used in) provided by:
Operating activities	$1,912	$(4,936)	$(10,892)
Investing activities	(55,437)	(3,144)	(753)
Financing activities	144,115	10,223	26,758
Net increase in cash and cash equivalent	$90,590	$2,143	$15,113

Net Cash Used in Operating Activities

Net cash provided by operating activities for the year ended December 31, 2020 was $1.9 million, consisting primarily of net income of $13.8 million and non-cash charges of $9.3 million, offset by an increase in net operating assets of $21.2 million. The increase in net operating assets was primarily due to increases in accounts receivable of $16.7 million and inventories of $6.6 million to support the growth of our operations, an increase in prepaid and other assets of $2.5 million primarily from prepaid insurance, which were partially offset by increases in accounts payable of $0.5 million and accrued liabilities of $4.1 million due to timing of payments and growth of our operations. The non-cash charges primarily consisted of $3.3 million in change in fair value of the preferred stock warrant liabilities, stock-based compensation of $3.5 million, $1.4 million in depreciation, and $0.6 million in loss on extinguishment of debt.

Net cash used in operating activities for the year ended December 31, 2019 was $4.9 million, consisting primarily of a net loss of $1.2 million and an increase in net operating assets of $6.3 million, partially offset by non-cash charges of $2.5 million. The increase in net operating assets was primarily due to increases in accounts receivable of $9.0 million and inventories of $2.9 million to support the growth of our operations, an increase in prepaid and other assets of $1.2 million from deferred offering costs, partially offset by increases in accounts payable of $1.8 million and accrued liabilities of $4.9 million due to timing of payments and growth of our operations. The non-cash charges primarily consisted of $0.6 million in depreciation, stock-based compensation of $0.5 million, non-cash interest expense and other charges related to the amended and restated loan and security agreement with East West Bank and credit facility with Signature Bank of $0.3 million, and the change in fair value of the preferred stock warrant liability of $1.0 million.

Net cash used in operating activities for the year ended December 31, 2018 was $10.9 million, consisting primarily of a net loss of $10.2 million and an increase in net operating assets of $1.5 million, partially offset by non-cash charges of $0.8 million. The increase in net operating assets was primarily due to an increase in accounts receivable of $2.2 million due to increase in sales and inventories of $0.6 million to support the growth of our operations, partially offset by increases in accounts payable of $0.4 million and accrued liabilities of $0.8 million due to timing of payments and growth of our operations. Non-cash charges consisted primarily of $0.3 million in depreciation, stock-based compensation of $0.3 million, non-cash interest expense and other charges related to the amended and restated loan and security agreement with East West Bank of $0.1 million and the change in fair value of the convertible preferred stock warrants of $0.1 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 was $55.4 million consisting of purchases of short-term securities of $50.0 million and purchases of property and equipment of $5.4 million.

Net cash used in investing activities for the years ended December 31, 2019 and 2018 was $3.1 million and $0.8 million, respectively, consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was $144.1 million primarily consisting of net IPO proceeds of $164.4 million and net proceeds of $10.0 million received from additional borrowings under the credit facility with Signature Bank, partially offset by the $30.3 million repayment of the amount outstanding under the credit facility.

Net cash provided by financing activities for the year ended December 31, 2019 was $10.2 million primarily consisting of net proceeds of $10.0 million received from additional borrowings under the credit facility with Signature Bank, $0.8 million in proceeds received from subscription receivable, $0.5 million in deferred financing costs paid, and $0.1 million in proceeds received from the exercise of stock options.

Net cash provided by financing activities for the year ended December 31, 2018 of $26.8 million primarily relates to net proceeds of $26.9 million from the issuance of our Series C convertible preferred stock and $0.2 million of debt financing costs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the U.S. Securities and Exchange Commission, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table shows our contractual obligations due by period as of December 31, 2020:

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
Operating lease obligations	$1,506	$4,636	$4,536	$13,672	$24,350
Total	$1,506	$4,636	$4,536	$13,672	$24,350

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

While our significant accounting policies are more fully described in the Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and require our most difficult, subjective and complex judgments.

Revenue Recognition

On January 1, 2019, we adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, using the modified retrospective method applied to contracts which were not completed as of that date.  Revenue for reporting periods beginning after January 1, 2019 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition.

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine whether revenue recognition for arrangements is within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Product sales of the FlowTriever and ClotTriever systems are made to hospitals in the United States utilizing our direct sales force. Revenue is comprised of product revenue net of returns, administration fees and sales rebates.

Performance Obligation—We have revenue arrangements that consist of a single performance obligation, delivery of our products. The satisfaction of this performance obligation occurs with the transfer of control of our product to our customers, either upon shipment or delivery of the product.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. The amount of revenue that is recognized is based on the transaction price, which represents the invoiced amount and includes estimates of variable consideration such as rebate and administrative fees, where applicable. We provide a 30-day unconditional right of return period. We establish estimated provisions for returns at the time of sale based on historical experience. Historically, the actual product returns have been immaterial to our consolidated financial statements.

Assuming all other revenue recognition criteria have been met, we recognize revenue for arrangements where the Company has satisfied its performance obligation of delivering the product. For sales where our sales representatives hand deliver products directly to the hospital, control of the products transfers to the customer upon such hand delivery. For sales where products are shipped, control of the products transfers either upon shipment or delivery of the products to the customer, depending on the shipping terms and conditions. As of December 31, 2020 and 2019, we recorded $498,000 and $330,000, respectively, of unbilled receivables, which are included in accounts receivable, net, in the accompanying consolidated balance sheets.

Revenue for ClotTriever and FlowTriever products as a percentage of total revenue was derived as follow:

	Years Ended December 31,
	2020	2019	2018
ClotTriever	37%	38%	41%
FlowTriever	63%	62%	59%

We offer payment terms to our customers of less than three months and these terms do not include a significant financing component. We exclude taxes assessed by governmental authorities on revenue-producing transactions from the measurement of the transaction price.

We offer a standard warranty to all customers. We do not sell any warranties on a standalone basis. Our warranty provides that its products are free of material defects and conform to specifications, and we offer to repair, replace or refund the purchase price of defective products. This assurance does not constitute a service and is not considered a separate performance obligation. We estimate warranty liabilities at the time of revenue recognition and record it as a charge to cost of goods sold.

Costs associated with product sales include commissions and are recorded in selling, general and administrative expenses. We apply the practical expedient and recognizes commissions as expense when incurred because the amortization period is less than one year.

Cash, Cash Equivalents and Short-Term Investments

We consider cash on hand, cash in demand deposit accounts including money market funds, and instruments with a maturity date of 90 days or less at date of purchase to be cash and cash equivalents. We maintain our cash, cash equivalent and restricted cash balances with banks. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, deposits of up to $250,000 at FDIC-insured institutions are covered by FDIC insurance. At times, deposits may be in excess of the FDIC insurance limit; however, management does not believe we are exposed to any significant related credit risk.

Short-term investments have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. We determine the appropriate classification of our investments in debt securities at the time of purchase. Available-for-sale securities with original maturities less than 12 months at the date of purchase are considered short-term investments.

Accounts Receivable, net

We record trade accounts receivable at the invoiced amount, net of any allowance for doubtful accounts. Any allowance for doubtful accounts is developed based upon several factors including the customers’ credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date. Account receivable balances are written off against the allowance after appropriate collection efforts are exhausted.

The allowance for doubtful accounts was $62,000 as of December 31, 2020 and 2019, and no accounts receivable write offs were recognized during the years ended December 31, 2020, 2019 and 2018. Despite the Company’s efforts to minimize credit risk exposure, customers could be adversely affected if future economic and industry trends, including those related to COVID-19, change in such a manner as to negatively impact their cash flows. The full effects of COVID-19 on the Company’s customers are highly uncertain and cannot be predicted. As a result, the Company’s future collection experience can differ significantly from historical collection trends. If the Company’s clients experience a negative impact on their cash flows, it could have a material adverse effect on the Company’s results of operations and financial condition.

Inventories, net

Inventories, which includes material, labor and overhead costs, are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. We regularly review inventory quantities in process and on hand, and when appropriate, record a provision for obsolete and excess inventory after consideration of actual loss experience, projected future demand, and remaining shelf life. Our policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements based on future demand and as compared to remaining shelf life. The estimate of excess quantities is subjective and primarily dependent on our estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, we may increase the write down for excess inventory for that component and record a charge to inventory impairment in the accompanying consolidated statements of operations and comprehensive income (loss).

Stock-Based Compensation

We maintain an equity incentive plan that permits the grant of share-based awards, such as stock grants and incentives and non-qualified stock options to employees, directors, consultants and advisors. We also offer an employee stock purchase plan which allows participating employees to purchase shares of our common stock at a discount through payroll deductions.

We recognize equity-based compensation expense for awards of equity instruments to employees and directors based on the grant date fair value of those awards. We estimate the fair value of our stock option awards made to employees and non-employees based on the estimated fair values as of the grant date using the Black-Scholes option-pricing model, net of estimated forfeitures. The fair value of restricted stock unit (“RSU”) awards is determined based on the number of units granted and the closing price of the Company’s common stock as of the grant date. The fair value of each purchase under the employee stock purchase plan (“ESPP”) is estimated at the beginning of the offering period using the Black-Scholes option pricing model.

The model requires us to make a number of assumptions including expected volatility, expected term, risk-free interest rate and expected dividend yield. We expense the fair value of our equity-based compensation awards on a straight-line basis over the requisite service period, which is the period in which the related services are received.

Recent Accounting Pronouncements

Please refer to Note 2 to our consolidated financial statements appearing under Part 2, Item 8 for a discussion of new accounting standards updates that may impact us.

JOBS Act Accounting Election

As an emerging growth company under the JOBS Act, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period and, as a result, our operating results and financial statements may not be comparable to the operating results and financial statements of companies who have adopted the new or revised accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The risk associated with fluctuating interest rates is primarily limited to our debt. As of December 31, 2020, we had repaid in full the SB Credit Facility and had no long-term debt outstanding. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Credit Risk

As of December 31, 2020, our cash and cash equivalents and short-term investments were maintained with five financial institutions in the United States, and our current deposits are likely in excess of insured limits. We do not believe we are exposed to any significant credit risk. Our cash equivalents are invested in highly rated money market funds.

Our accounts receivable primarily relate to revenue from the sale of our products to hospitals and medical centers in the United States. No customer represented 10% or more of our accounts receivable as of December 31, 2020.

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows. As we expand internationally, our results of operations and cash flows may become increasingly subject to fluctuations due to changes in foreign currency exchange rates.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

Management’s annual report on internal control over financial reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the

SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Attestation report of the registered public accounting firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for "emerging growth companies."

Changes in internal control over financial reporting

Other than the remediation efforts identified below to remediate the material weaknesses disclosed in the September 30, 2020 Form 10-Q, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Management has implemented remediation measures related to segregation of duties throughout various financial processes and our documentation of internal controls. We have supplemented the accounting and finance function with additional personnel with technical accounting and financial reporting experience, and have enhanced the accounting and financial reporting procedures and systems to improve the completeness, timeliness and accuracy of our financial reporting and disclosures including the assessment of more judgmental areas of accounting.

We believe these measures have remediated the material weaknesses as of December 31, 2020.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as provided below, the information required by this item is incorporated by reference from the applicable information set forth in “Executive Officers,” “Election of Directors,” “Corporate Governance,” and Section 16(a) Beneficial Ownership Reporting Compliance” which will be included in our Proxy Statement for our 2021 Annual Meeting of Stockholders, or the Proxy Statement, to be filed with the SEC.

Code of Ethics and Conduct

Our Board of Directors has adopted a code of ethics and conduct that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of this code of ethics and conduct is posted on the Investors section of our website under Governance at www.inarimedical.com. This code of ethics and conduct also applies to all employees, officers and directors. If the Company waives or amends any provisions of these codes of conduct that apply to the directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, it will disclose such waivers or amendments on our website, at the address and location specified above, to the extent required by applicable rules of the Securities and Exchange Commission or the NASDAQ.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the applicable information set forth in “Executive Compensation,” and “Director Compensation” and “Corporate Governance” which will be included in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the applicable information set forth in “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” which will be included in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the applicable information set forth in “Certain Relationships and Related Party Transactions” and “Corporate Governance” which will be included in our definitive Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the applicable information set forth in “Ratification of Selection of Independent Registered Public Accounting Firm” which will be included in our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of this Annual Report on Form 10-K:
(1)	Financial Statements: The financial statements included in Part II, Item 8 of this document are filed as part of this Annual Report on Form 10-K.
(2)	Financial Statement Schedules: All schedules are omitted because they are not applicable
(3)	Exhibits

	Exhibit Index
			Incorporated by reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39293	3.1	5/28/2020
3.2	Amended and Restated Bylaws	8-K	001-39293	3.2	5/28/2020
4.1	Form of Certificate of Common Stock	S-1	333-236568	4.1	2/21/2020
4.2	Second Amended and Restated Investors’ Rights Agreement by and between Inari Medical, Inc. and certain investors, dated March 29, 2018	S-1	333-236568	4.2	2/21/2020
4.3	Warrant to purchase common stock, issued by Inari Medical, Inc. to Croton Partners, LLC, dated February 19, 2015	S-1	333-236568	4.3	2/21/2020
4.4	Warrant to purchase Series A preferred stock, issued by Inari Medical, Inc. to Silicon Valley Bank, dated December 10, 2014	S-1	333-236568	4.4	2/21/2020
4.5	Warrant to purchase Series B preferred stock, issued by Inari Medical, Inc. to East West Bank dated April 29, 2016	S-1	333-236568	4.5	2/21/2020
10.1	Form of Indemnification Agreement between Inari Medical, Inc. and its directors and officers	S-1/A	333-236568	10.1	5/5/2020
10.2#	2011 Equity Incentive Plan	S-1	333-236568	10.3	2/21/2020
10.3#	Form of Stock Option Agreement pursuant to 2011 Equity Incentive Plan	S-1	333-236568	10.4	2/21/2020
10.4#	Form of Restricted Stock Unit Agreement pursuant to 2011 Equity Incentive Plan	S-1	333-236568	10.5	2/21/2020
10.5#	2020 Incentive Award Plan	S-1/A	333-236568	10.6	5/18/2020
10.6#	Form of Option Agreement pursuant to 2020 Incentive Award Plan	S-1/A	333-236568	10.6.1	5/18/2020
10.7#	Form of Restricted Stock Unit Agreement pursuant to 2020 Incentive Award Plan	S-1/A	333-236568	10.6.2	5/18/2020
10.8#	Form of Restricted Stock Unit Award Agreement pursuant to 2020 Incentive Award Plan – International
10.9#	Amended and Restated 2020 Employee Stock Purchase Plan	10-Q	001-39293	10.3	11/12/2020
10.10#	Employment Agreement, dated as of March 5, 2020, by and between Inari Medical, Inc. and William Hoffman	S-1/A	333-236568	10.12	5/5/2020
10.11#	Employment Agreement, dated as of March 5, 2020, by and between Inari Medical, Inc. and Mitchell Hill	S-1/A	333-236568	10.13	5/5/2020
10.12#	Employment Agreement, dated as of March 5, 2020, by and between Inari Medical, Inc. and Andrew Hykes	S-1/A	333-236568	10.14	5/5/2020
10.13#	Employment Agreement, dated as of March 5, 2020, by and between Inari Medical, Inc. and Dr. Thomas Tu
10.14#	Amended and Restated Non-Employee Director Compensation Program
10.15	Lease Agreement, dated as of March 6, 2019, by and between Inari Medical, Inc. and Bake Technology Park LLC	S-1	333-236568	10.2	2/21/2020
10.16	Lease Agreement, dated as of October 7, 2020, by and between Inari Medical, Inc. and Oak Canyon Creek LLC	10-Q	001-39293	10.1	11/12/2020

Incorporated by reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.17

Lease Termination Agreement, dated as of October 7, 2020, as modified by that First Amendment to the Lease Termination Agreement dated February 3, 2021, by and between Inari Medical, Inc. and Bake Technology Park LLC

10.18	First Amendment to Lease dated March 3, 2021, by and between Inari Medical, Inc. and Oak Canyon Creek LLC
10.19	Sublicense Agreement, dated as of August 1, 2019, by and between Inari Medical, Inc. and Inceptus Medical, LLC	S-1	333-236568	10.9	2/21/2020
10.20	Amended and Restated Services Agreement, dated as of February 1, 2018, by and between Inari Medical, Inc. and Inceptus Medical, LLC	S-1	333-236568	10.10	2/21/2020
10.21	Amended and Restated Technology Agreement, dated as of March 2, 2018, by and between Inari Medical, Inc. and Inceptus Medical, LLC	S-1	333-236568	10.11	2/21/2020
10.22	Loan, Guaranty and Security Agreement, dated as of September 4, 2020, by and among Inari Medical, Inc., Inari Medical International, Inc. and Bank of America, N.A.	8-K	001-39293	10.1	9/11/2020
21.1	Subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan.
†

The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Inari Medical, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INARI MEDICAL, INC

Date: March 9, 2021	By:	/s/ William Hoffman
William Hoffman
Chief Executive Officer (Principal Executive Officer), President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints William Hoffman and Mitchell Hill, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Hoffman	Chief Executive Officer (Principal Executive Officer), President and Director	March 9, 2021
William Hoffman

/s/ Mitchell Hill	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 9, 2021
Mitchell Hill

/s/ Donald Milder	Chair of the Board of Directors	March 9, 2021
Donald Milder

/s/ Cynthia Lucchese	Director	March 9, 2021
Cynthia Lucchese

/s/ Kirk Nielsen	Director	March 9, 2021
Kirk Nielsen

/s/ Geoff Pardo	Director	March 9, 2021
Geoff Pardo

/s/ Jonathan Root	Director	March 9, 2021
Jonathan Root, M.D.

/s/ Catherine Szyman	Director	March 9, 2021
Catherine Szyman

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Inari Medical, Inc.

Irvine, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Inari Medical, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), mezzanine equity and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes  (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2019.

Costa Mesa, California

March  9, 2021

Inari Medical, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$114,229	$23,639
Restricted cash	50	50
Short-term investments	49,981	—
Accounts receivable, net	28,008	11,302
Inventories, net	10,597	3,953
Prepaid expenses and other current assets	2,808	464
Total current assets	205,673	39,408
Property and equipment, net	7,498	3,331
Restricted cash	338	338
Deposits and other assets	583	1,469
Total assets	$214,092	$44,546
Liabilities, Mezzanine Equity and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$3,047	$2,549
Payroll-related accruals	8,198	5,225
Accrued expenses and other current liabilities	2,593	1,096
Total current liabilities	13,838	8,870
Notes payable, net	—	19,481
Warrant liabilities	—	1,169
Total liabilities	13,838	29,520
Commitments and contingencies (Note 6)
Mezzanine equity
Redeemable convertible preferred stock, par value $0.001, no shares authorized, issued, and outstanding as of December 31, 2020; 32,225,227 shares authorized, 31,968,570 shares issued and outstanding as of December 31, 2019; aggregate liquidation preference of zero as of December 31, 2020 and $54,415 as of December 31, 2019	—	54,170
Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020; no shares authorized, issued, and outstanding as of December 31, 2019	—	—
Common stock, $0.001 par value, 300,000,000 and 49,019,607 shares authorized as of December 31, 2020 and 2019, respectively; 49,251,614 and 6,720,767 shares issued and outstanding as of December 31, 2020 and 2019, respectively	49	7
Additional paid in capital	227,624	2,061
Accumulated other comprehensive income	4	—
Accumulated deficit	(27,423)	(41,212)
Total stockholders' equity (deficit)	200,254	(39,144)
Total liabilities, mezzanine equity and stockholders' equity (deficit)	$214,092	$44,546

The accompanying notes are an integral part of these consolidated financial statements.

Inari Medical, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019	2018
Revenue	$139,670	$51,129	$6,829
Cost of goods sold	13,106	5,911	1,281
Gross profit	126,564	45,218	5,548
Operating expenses
Research and development	18,399	7,220	3,990
Selling, general and administrative	89,746	37,197	10,698
Total operating expenses	108,145	44,417	14,688
Income (loss) from operations	18,419	801	(9,140)
Other income (expense)
Interest income	484	89	92
Interest expense	(1,135)	(920)	(887)
Change in fair value of warrant liabilities	(3,317)	(957)	(85)
Other expenses	(662)	(205)	(133)
Total other expenses	(4,630)	(1,993)	(1,013)
Net income (loss)	$13,789	$(1,192)	$(10,153)
Other comprehensive income
Unrealized gain on available-for-sale securities	4	—	—
Comprehensive income (loss)	$13,793	$(1,192)	$(10,153)
Net income (loss) per share
Basic	$0.43	$(0.20)	$(2.01)
Diluted	$0.27	$(0.20)	$(2.01)
Weighted average common shares used to compute net income (loss) per share,
Basic	32,033,827	5,887,542	5,056,743
Diluted	51,554,996	5,887,542	5,056,743

The accompanying notes are an integral part of these consolidated financial statements.

Inari Medical, Inc.

Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Subscription	Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Receivable	Capital	Income	Deficit	(Deficit)
Balance, December 31, 2017	17,312,703	$27,251	5,475,506	$5	$(501)	$924	$—	$(29,971)	$(29,543)
Issuance of Series C redeemable preferred stock at $1.84 per share for cash, net of offering costs of $82	14,655,867	26,919	—	—	—	—	—	—	-
Options exercised for common stock	—	—	835,359	1	(245)	258	—	—	14
Interest earned on subscription receivable	—	—	—	—	(12)	—	—	—	(12)
Share based compensation	—	—	—	—	—	248	—	—	248
Net loss	—	—	—	—	—	—	—	(10,153)	(10,153)
Balance, December 31, 2018	31,968,570	54,170	6,310,865	6	(758)	1,430	—	(40,124)	(39,446)
Adjustment to recognize new revenue recognition standard	—	—	—	—	—	—	—	104	104
Options exercised for common stock	—	—	409,902	1	—	126	—	—	127
Interest earned on subscription receivable	—	—	—	—	(15)	—	—	—	(15)
Proceeds from subscription receivable	—	—	—	—	773	—	—	—	773
Share based compensation	—	—	—	—	—	505	—	—	505
Net loss	—	—	—	—	—	—	—	(1,192)	(1,192)
Balance, December 31, 2019	31,968,570	54,170	6,720,767	7	—	2,061	—	(41,212)	(39,144)
Conversion of preferred stock to common stock upon initial public offering	(31,968,570)	(54,170)	31,968,570	32	—	54,138	—	—	54,170
Issuance of common stock in connection with initial public offering, net of issuance costs of $16.3 million	—	—	9,432,949	9	—	162,970	—	—	162,979
Conversion and reclassification of preferred stock warrants to common stock warrants upon initial public offering	—	—	—	—	—	4,486	—	—	4,486
Exercise of common stock warrants	—	—	277,309	1	—	4	—	—	5
Options exercised for common stock	—	—	851,189	—	—	466	—	—	466
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes			830	—	—	(25)	—	—	(25)
Share based compensation	—	—	—	—	—	3,524	—	—	3,524
Unrealized gain on available -for-sale securities	—	—	—	—	—	—	4	—	4
Net income	—	—	—	—	—	—	—	13,789	13,789
Balance, December 31, 2020	—	$—	49,251,614	$49	$—	$227,624	$4	$(27,423)	$200,254

The accompanying notes are an integral part of these consolidated financial statements.

Inari Medical, Inc

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$13,789	$(1,192)	$(10,153)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,385	614	283
Amortization of deferred financing costs	181	101	106
Loss on extinguishment of debt	648	205	—
Share based compensation expense	3,524	505	248
Amortization of fair value of warrants issued with debt	—	14	30
Loss on disposal of fixed assets	237	119	29
Provision for doubtful accounts	—	62	—
Loss on change in fair value of warrant liabilities	3,317	957	85
Changes in:
Accounts receivable	(16,706)	(9,017)	(2,165)
Inventories	(6,644)	(2,874)	(558)
Prepaid expenses, deposits and other assets	(2,458)	(1,158)	41
Accounts payable	498	1,835	372
Payroll-related accruals, accrued expenses and other liabilities	4,141	4,893	790
Net cash provided by (used in) operating activities	1,912	(4,936)	(10,892)
Cash flows from investing activities
Purchase of property and equipment	(5,460)	(3,144)	(753)
Purchase of short-term investments	(49,977)	—	—
Net cash used in investing activities	(55,437)	(3,144)	(753)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of issuance costs paid	164,361	—	—
Proceeds from issuance of redeemable convertible preferred stock, net of offering costs paid	—	—	26,919
Proceeds from notes payable	10,000	20,000	—
Repayments of notes payable	(30,250)	(10,140)	—
Debt financing costs	(442)	(536)	(175)
Proceeds from subscriptions receivable	—	772	—
Proceeds from exercise of stock option and warrants	471	127	14
Payment of taxes related to vested restricted stock units	(25)	—	—
Net cash provided by financing activities	144,115	10,223	26,758
Net increase in cash	90,590	2,143	15,113
Cash, cash equivalents and restricted cash beginning of period	24,027	21,884	6,771
Cash, cash equivalents and restricted cash end of period	$114,617	$24,027	$21,884
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$154	$14	$16
Cash paid for interest	$999	$810	$747
Noncash investing and financing:
Accrual of deferred interest obligation associated with debt	$—	$150	$140
Common stock issued on conversion of convertible preferred stock	$54,170	$—	$—
Common stock warrants issued on conversion of preferred stock warrants and the reclassification of the warrant liability	$4,486	$—	$—
Deferred initial public offering cost recorded to additional paid in capital	$1,382	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Inari Medical, Inc

Notes to Consolidated Financial Statements

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

Inari Medical, Inc

Notes to Consolidated Financial Statements — Continued

In response to the impact of COVID-19, the Company implemented a variety of measures to help manage through the impact and position it to resume operations quickly and efficiently once these restrictions were lifted. Some of these measures included: adapting, expanding and improving various sales, physician outreach and training programs to address the current environment; producing approximately four months’ worth of inventory before temporarily suspending production, which fully resumed in June 2020, and executing a work from home strategy for administrative functions. The impact of COVID-19 continues to change and cannot be predicted. As a result, the Company expects the pandemic could continue to negatively impact its business, financial condition and results of operations.

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

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to the collectability of receivables, valuation of inventory, the fair value of common stock warrants, the fair value of preferred stock warrant liabilities, the fair value of stock options, recoverability of the Company’s net deferred tax assets, and related valuation allowance and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers cash on hand, cash in demand deposit accounts including money market funds, and instruments with a maturity date of 90 days or less at date of purchase to be cash and cash equivalents. The Company maintains its cash, cash equivalent and restricted cash balances with banks. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, deposits of up to $250,000 at FDIC-insured institutions are covered by FDIC insurance. At times, deposits may be in excess of the FDIC insurance limit; however, management does not believe the Company is exposed to any significant related credit risk.

Inari Medical, Inc

Notes to Consolidated Financial Statements — Continued

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	December 31,
	2020	2019
Cash and cash equivalents	$114,229	$23,639
Restricted cash	388	388
Total cash, cash equivalent and restricted cash	$114,617	$24,027

Restricted cash as of December 31, 2020 and 2019 consisted of a cash secured letter of credit in the amount of $338,000 representing collateral for the Company’s facility lease. Restricted cash additionally included as of December 31, 2020 and 2019, a compensating balance of $50,000 to secure the Company’s corporate purchasing cards.

Short-Term Investments

Short-term investments have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. The Company determines the appropriate classification of its investments in debt securities at the time of purchase. Available-for-sale securities with original maturities less than 12 months at the date of purchase are considered short-term investments.

Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. The Company periodically evaluates whether declines in fair values of its marketable securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the marketable security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any marketable securities before recovery of its amortized cost basis. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on marketable securities are included in other income, net. The cost of investments sold is based on the specific-identification method. Interest on marketable securities is included in interest income.
Accounts Receivable, net

Trade accounts receivable are recorded at the invoiced amount, net of any allowance for doubtful accounts. Any allowance for doubtful accounts, which is included in selling, general and administrative (“SG&A”) expenses, is developed based upon several factors including the customers’ credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date. Account receivable balances are written off against the allowance after appropriate collection efforts are exhausted. The allowance for doubtful accounts was $62,000 as of December 31, 2020 and 2019, and no accounts receivable write offs were recognized during the years ended December 31, 2020, 2019 and 2018.

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

Inventories, net

The Company values inventory at the lower of the actual cost to purchase or manufacture the inventory or net realizable value for such inventory. Cost, which includes material, labor and overhead costs, is determined on the first-in, first out method, or FIFO. The Company regularly reviews inventory quantities in process and on hand, and when appropriate, records a provision for obsolete and excess inventory. The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements based on future demand and as compared to remaining shelf life. The estimate of excess quantities is subjective and primarily dependent on the Company’s estimates of future demand for

Inari Medical, Inc

Notes to Consolidated Financial Statements — Continued

a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write down for excess inventory for that component and record a charge to inventory impairment in the accompanying consolidated statement of operations and comprehensive income (loss).

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

Deferred Initial Public Offering Costs

Specific incremental legal, accounting and other fees and costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering. As of December 31, 2019, there were approximately $1,382,000 of offering costs, primarily consisting of legal, accounting and printing fees, which were capitalized in other non-current assets on the consolidated balance sheet. In May 2020, upon the closing of the IPO, total deferred costs of approximately $3,701,000 were offset against the Company’s IPO proceeds.

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

Fair Value of Financial Instruments

The Company’s cash, cash equivalents and restricted cash, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their liquidity or short maturities. Management believes that its long-term debt bears interest at the prevailing market rates for instruments with similar characteristics; accordingly, the carrying value of this instrument approximates its fair value as of December 31, 2019.

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

Inari Medical, Inc

Notes to Consolidated Financial Statements — Continued

See Note 3 for further information.

Convertible Preferred Stock Warrant Liability

The Company accounted for its freestanding warrants to purchase shares of the Company’s convertible preferred stock as liabilities at fair value upon issuance primarily because the preferred shares underlying the warrants contained contingent redemption features outside the control of the Company. The warrants were subject to remeasurement at each balance sheet date and any change in fair value was recognized as the change in fair value of warrant liability and recorded to other expense in the consolidated statements of operations and other comprehensive income (loss). The carrying value of the warrants continued to be adjusted until the completion of the IPO, which occurred in May 2020. At that time, the preferred stock warrant liability was adjusted to fair value and reclassified to additional paid-in capital, a component of stockholders’ equity (deficit) (see Note 3).

Revenue Recognition

On January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, using the modified retrospective method applied to contracts which were not completed as of that date.  Revenue for reporting periods beginning after January 1, 2019 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605, Revenue Recognition.

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of revenue that is recognized is based on the transaction price, which represents the invoiced amount and includes estimates of variable consideration such as rebate and administrative fees, where applicable. The Company provides a 30-day unconditional right of return period. The Company establishes estimated provisions for returns at the time of sale based on historical experience. Historically, the actual product returns have been immaterial to the Company’s consolidated financial statements.

Assuming all other revenue recognition criteria have been met, the Company recognizes revenue for arrangements where the Company has satisfied its performance obligation of shipping or delivering the product. For sales where the Company’s sales representatives hand deliver products directly to the hospital, control of the products transfers to the customer upon such hand delivery. For sales where products are shipped, control of the products transfers either upon shipment or delivery of the products to the customer, depending on the shipping terms and conditions. As of December 31, 2020 and 2019, the Company recorded $498,000 and $330,000, respectively, of unbilled receivables, which are included in accounts receivable, net, in the accompanying consolidated balance sheets.

Inari Medical, Inc

Notes to Consolidated Financial Statements — Continued

Revenue for ClotTriever and FlowTriever products as a percentage of total revenue was derived as follow:

	Years Ended December 31,
	2020	2019	2018
ClotTriever	37%	38%	41%
FlowTriever	63%	62%	59%

The Company offers payment terms to its customers of less than three months and these terms do not include a significant financing component. The Company excludes taxes assessed by governmental authorities on revenue-producing transactions from the measurement of the transaction price.

The Company offers its standard warranty to all customers. The Company does not sell any warranties on a standalone basis. The Company’s warranty provides that its products are free of material defects and conform to specifications, and includes an offer to repair, replace or refund the purchase price of defective products. This assurance does not constitute a service and is not considered a separate performance obligation. The Company estimates warranty liabilities at the time of revenue recognition and records it as a charge to cost of goods sold.

Costs associated with product sales include commissions and are recorded in SG&A expenses. The Company applies the practical expedient and recognizes commissions as expense when incurred because the amortization period is less than one year.

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

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs were $333,000, $90,000 and $99,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Advertising costs are included in SG&A expenses in the accompanying consolidated statements of operations.

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

Patent-related Expenditures

Expenditures related to patent research and applications, which are primarily legal fees, are expensed as incurred and are included in SG&A expenses in the accompanying statements of operations.

Inari Medical, Inc

Notes to Consolidated Financial Statements — Continued

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

Foreign Currency Transactions

The functional currencies of the Company’s subsidiaries are currencies other than the U.S. dollar. The Company translates assets and liabilities of the foreign subsidiaries into U.S. dollars at the exchange rate in effect on the balance sheet date. Costs and expenses of the subsidiaries are translated into U.S. dollars at the average exchange rate during the period. Gains or losses from these translation adjustments are reported as a separate component of stockholders’ equity in accumulated other comprehensive income (loss) until there is a sale or complete or substantially complete liquidation of the Company’s investment in the foreign subsidiary at which time the gains or losses will be realized and included in net income (loss). As of December 31, 2020, unrealized foreign currency translation gains (losses) were not significant. Certain vendors are paid in currencies other than the US dollar. Transaction gains and losses are included in other expenses and have not been significant for the periods presented.

Comprehensive Income (Loss)

The Company’s  comprehensive income (loss) is comprised of net income (loss) and changes in unrealized gain and losses on available-for-sale investments and gains or losses from foreign currency translation adjustments.

Net Income (Loss) per Share of Common Stock

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net income (loss) per share calculation, redeemable convertible preferred stock and warrants, and common stock options are potentially dilutive securities. For the years the Company is in a net loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive common shares would have been anti-dilutive.

The Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. The shares of the Company’s convertible preferred stock participate in any dividends declared by the Company and are therefore considered to be participating securities.

Inari Medical, Inc

Notes to Consolidated Financial Statements — Continued

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

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands guidance on accounting for share-based payment awards, which includes share-based payment transactions for acquiring goods and services from nonemployees and aligns the accounting for share-based payments for employees and non-employees. The Company adopted this guidance effective January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In February 2017, the FASB issued ASU 2017-02, Leases, as amended, which requires lessees to recognize “right of use” assets and liabilities for all leases with terms of more than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2017-02 requires additional quantitative and qualitative financial statement note disclosures about the leases, significant judgments made in accounting for those leases and amounts recognized in the consolidated financial statements about those leases. The amended guidance will be effective for the Company on January 1, 2022 with early adoption permitted. Management is evaluating the impact that adopting this guidance will have on the financial statements, but anticipates an increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability for all significant lease obligations that are currently classified as operating leases. The income statement recognition of lease expense is not expected to materially change from the current methodology.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model, which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. The guidance will be effective for the Company on January 1, 2023 with early adoption permitted. Management is evaluating the impact that adopting this guidance will have on the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step-up in the tax basis of goodwill and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. ASU 2019-12 is effective for annual periods beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. The Company does not expect adoption will have a material impact on its consolidated financial statements.

Inari Medical, Inc

Notes to Consolidated Financial Statements — Continued

3. Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market mutual funds	$1,034	$—	$—	$1,034
U.S. Treasury securities	58,988	—	—	58,988
U.S. Government agencies	—	24,989	—	24,989
Total assets	$60,022	$24,989	$—	$85,011

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible preferred stock warrant liability	$—	$—	$1,169	$1,169
Total liabilities	$—	$—	$1,169	$1,169

There were no transfers between Levels 1, 2 or 3 for the periods presented.

The change in the fair value of the warrant liability is summarized below (in thousands):

	Years Ended December 31,
	2020	2019	2018
Beginning balance	$1,169	$212	$127
Change in fair value of warrant liability	3,317	957	85
Conversion of preferred stock warrants to common stock warrants upon the closing of the IPO	(4,486)	—	—
Ending balance	$—	$1,169	$212

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

4. Cash Equivalents and Short-Term Investments

The following is a summary of the Company’s cash equivalents and short-term investments as of December 31, 2020 (in thousands):

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market mutual funds	$1,034	$—	$—	$1,034
U.S. Treasury and government agencies securities	83,973	4	—	83,977
Total	$85,007	$4	$—	$85,011
Reported as:
Cash equivalents				$35,030
Short-term investments				49,981
Total				$85,011

Inari Medical, Inc

Notes to Consolidated Financial Statements — Continued

As of December 31, 2020, the remaining contractual maturities for available-for-sale securities were less than one year. The Company did not have any short-term investments as of December 31, 2019.

5. Inventories, net

Inventories are net of reserves totaling $264,000 and $537,000 as of December 31, 2020 and 2019, respectively, and consist of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$2,607	$1,067
Work in process	787	640
Finished goods	7,203	2,246
	$10,597	$3,953

6. Property and Equipment. net

Property and equipment consist of the following (in thousands):

	December 31,
	2020	2019
Manufacturing equipment	$4,003	$2,190
Leasehold improvements	1,737	932
Computer software	128	296
Furniture and fixtures	363	259
Computer hardware	980	527
Assets in progress	2,320	406
	9,531	4,610
Accumulated depreciation	(2,033)	(1,279)
	$7,498	$3,331

Depreciation expense of $1,039,000, $511,000 and $208,000 was included in SG&A expenses and $346,000, $103,000 and $75,000 was included in cost of goods sold for the years ended December 31, 2020, 2019 and 2018, respectively. The Company recorded aggregate losses on retirement of assets no longer in service of $237,000 and $119,000 for the years ended December 31, 2020 and 2019, respectively. $135,000 and $92,000 of these losses were included in cost of goods sold for the years ended December 31, 2020 and 2019, respectively, with the remaining $102,000 and $27,000 included in SG&A expenses. A loss on retirement of assets no longer in service of $29,000 was included in SG&A expenses for the year ended December 31, 2018.

Capitalized Implementation Costs of a Hosting Arrangement

The Company has several software systems that are cloud based hosting arrangements with service contracts. The Company early and prospectively adopted ASU 2018-15, Intangibles—Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract in the classification of costs incurred in connection with the implementation of these various software systems. Based on the guidance, the Company expenses all costs (internal and external) that are incurred in the planning and post-implementation operation stages and has capitalized approximately $344,000 in implementation costs related to the application development stage. The capitalized costs are amortized on a straight-line basis over the non-cancelable contract terms, generally three years. As of December 31, 2020 and 2019, approximately $228,000 and $46,000, respectively, of the capitalized costs were classified in current assets and $0 and $87,000, respectively, were classified in noncurrent assets. The Company starts amortizing capitalized implementation costs when the systems are placed in production and ready for their intended use. Amortization expense for the years ended December 31, 2020, 2019 and 2018 was approximately $100,000, $16,000 and $0, respectively, and is included in SG&A expenses.

Inari Medical, Inc

Notes to Consolidated Financial Statements — Continued

7. Commitments and Contingencies

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

In October 2020, the Company entered into a ten-year lease for a facility in Irvine, California (the “Oak Canyon” lease). The Oak Canyon lease is expected to commence in the second quarter of 2021, at which time the Company will move all of its operations to this new facility. The Oak Canyon lease contains two optional extension periods of five years each. In connection with the Oak Canyon lease, the Company maintains a letter of credit for the benefit of the landlord in the amount of $1.5 million, which is secured by the Company’s Credit Agreement. The Company has not taken control of the Oak Canyon lease facility as of December 31, 2020.

Concurrently with the signing of the Oak Canyon lease, the Company entered into a termination agreement, as amended, that will release the Company from its current facility lease obligation within up to 15 months of the Oak Canyon lease commencement date.

Rent expense under the lease agreements was $790,000, $332,000 and $203,000 for the years ended December 31, 2020, 2019 and 2018, respectively. The Company also leases certain equipment under operating leases expiring in 2024. Future minimum commitments under all lease agreements are as follows (in thousands):

Year ending December 31:	Amount
2021	$1,506
2022	2,472
2023	2,164
2024	2,235
2025	2,301
Thereafter	13,672
$24,350

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

Inari Medical, Inc

Notes to Consolidated Financial Statements — Continued

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising out of the ordinary course of its business. Management is currently not aware of any matters that will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

8. Concentrations

All the Company’s revenue is derived from the sale of catheter-based therapeutic devices in the United States. For the years ended December 31, 2020, 2019 and 2018, there were no customers which accounted for more than 10% of the Company’s revenue. There were no customers which accounted for more than 10% of the Company’s accounts receivable as of December 31, 2020 and 2019.

No vendor accounted for more than 10% of the Company’s purchases for the years ended December 31, 2020, 2019 and 2018. There were no vendors which accounted for more than 10% of the Company’s accounts payable as of December 31, 2020 and 2019.

9. Related Party

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

Included in prepaid expenses and other current assets was a non-interest-bearing retainer paid by the Company to Inceptus. The retainer was applied to amounts owed by the Company to Inceptus at a time mutually agreed to by both parties. For the years ended December 31, 2019 and 2018, the Company incurred development expenses with Inceptus of $28,000 and $16,000, respectively, which were applied against the balance of the retainer and included in research and development expense. In December 2019, Inceptus repaid in full to the Company the outstanding balance of the retainer.  For the year ended December 31, 2020, the Company incurred and paid development expenses with Inceptus of $21,000, which were included in research and development expense.

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

In connection with the sublicense agreement, during the year ended 2019 the Company paid Inceptus $139,000 for the reimbursement of expenses and milestone and administration fees. The Company was originally required to pay an ongoing quarterly administration fee of $18,000, which increased to $29,000 per quarter upon the

Inari Medical, Inc

Notes to Consolidated Financial Statements — Continued

completion of the Company’s IPO. During the year ended December 31, 2020, the Company paid Inceptus $95,000 in administration fees.

Additionally, the Company is obligated to pay Inceptus an ongoing royalty ranging from 1% to 1.5% of the net sales of products utilizing the licensed intellectual property, subject to a minimum royalty quarterly fee of $1,000. For the years ended December 31, 2020 and 2019, the Company recorded royalty expense of $488,000 and $103,000, respectively. Royalty expense is included in cost of goods sold.

Other Services

The Company utilizes MRI The Hoffman Group (“MRI”), a recruiting services company owned by the brother of the Chief Executive Officer and President and member of the board of directors of the Company. The Company paid for recruiting services provided by MRI amounting to $427,000, $380,000 and $90,000 for the years ended December 31, 2020, 2019 and 2018, respectively. No amounts were due to MRI as of December 31, 2020 and 2019.

10. Debt

The Company had the following outstanding debt, net of deferred financing costs and discounts, as of December 31,2020 and 2019 (in thousands):

	December 31,
	2020	2019
Revolving line of credit	$—	$5,000
Term loan	—	15,000
Final payment fee	—	150
Total notes payables	—	20,150
Unamortized discount and debt issuance costs	—	(669)
Notes payable, net	$—	$19,481

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

In August 2020, the Company repaid the SB Credit Facility in full, including the final payment fee of $250,000. Upon the repayment, the Company terminated the SB Credit Facility and recorded a loss on extinguishment of debt in the amount of $648,000 resulting from the write off of the unamortized deferred financing cost related to the SB Credit Facility which is reflected as Other Expenses in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2020.

Inari Medical, Inc

Notes to Consolidated Financial Statements — Continued

Bank of America Credit Facility

In September 2020, the Company entered into a senior secured revolving credit facility with Bank of America (the “Credit Agreement”), under which the Company may borrow loans up to a maximum principal amount of $30.0 million. The amount available to borrow under the Credit Agreement is comprised of a) 85% of eligible accounts receivable, plus b) pledged cash (up to $10 million). There was no principal amount outstanding and no cash was pledged under the Credit Agreement as of December 31, 2020.

Advances under the Credit Agreement will bear interest at a base rate per annum (the “Base Rate”) plus an applicable margin (the “Margin”).  The Base Rate equals the greater of (i) the Prime Rate, (ii) the Federal funds rate plus 0.50%, or (iii) the LIBOR rate, or successor rate, based upon an interest period of 30 days plus 1.00%. The Margin will be 1.25% until March 31, 2021 and thereafter, will range from 1.00% to 1.50% based on the Company’s applicable fixed charge coverage ratio. Advances under the Credit Agreement designated as “LIBOR Loans” will bear interest at a rate per annum equal to the LIBOR rate plus the applicable Margin of 2.25% until March 31, 2021 and thereafter, ranging from 2.00% to 2.50% based on the Company’s applicable fixed charge coverage ratio.  Interest on loans outstanding under the Credit Agreement is payable monthly. Loan principal balances outstanding under the Credit Agreement are due at maturity in September 2023. The Company may prepay any loans under the Credit Agreement at any time without any penalty or premium. The Company is also required to pay an unused line fee at an annual rate ranging from 0.25% to 0.375% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement.

The Credit Agreement also includes a Letter of Credit subline facility (the “LC Facility”) of up to $5 million. The aggregate stated amount outstanding of letter of credits reduces the total borrowing base available under the Credit Agreement.  The Company is required to pay the following fees under the LC Facility are as follows: (a) a fee equal to the applicable margin in effect for LIBOR loans (currently 2.25%) times the average daily stated amount of outstanding letter of credits; (b) a fronting fee equal to 0.125% per annum on the stated amount of each letter of credit outstanding.  As of December 31, 2020, the Company had one letter of credit in the amount of $1.5 million outstanding under the LC Facility.

The Company paid Bank of America a closing fee of $150,000 and incurred approximately $280,000 in legal and other fees directly related to the Credit Agreement.  The Credit Agreement contains certain customary covenants and events of default, including: payment defaults, breaches of any representation, warranty or covenants, judgment defaults, cross defaults to certain other contracts, certain events with respect to governmental approvals if such events could cause a material adverse change, a material impairment in the perfection or priority of the lender's security interest or in the value of the collateral, a material adverse change in the business, operations, or condition of us or any of our subsidiaries, and a material impairment of the prospect of repayment of the loans. Upon the occurrence of an event of default, a default increase in the interest rate of an additional 2.0% could be applied to the outstanding loan balance and the lender could declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan and security agreement. The Company was in compliance with its covenant requirements as of December 31, 2020.

Obligations under the Credit Agreement are secured by substantially the Company’s assets, excluding intellectual property.

Deferred Financing Costs

As of December 31, 2020, costs incurred directly related to debt are presented in other assets and are being amortized over the three-year life of the Credit Agreement on the straight-line basis. As of December 31, 2019,

Inari Medical, Inc

Notes to Consolidated Financial Statements — Continued

deferred financing costs were presented as a reduction of the related debt instrument and were amortized over the life of the related loan on an effective interest method as follows (in thousands):

	December 31,
	2020	2019
Deferred financing costs	$430	$686
Accumulated amortization	(47)	(17)
Unamortized deferred financing costs	$383	$669

11. Redeemable Convertible Preferred Stock

Redeemable convertible preferred stock (“convertible preferred stock”) consisted of the following as of December 31, 2019 (in thousands, except share data):

	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Liquidation Value
Series A	6,299,019	6,221,977	$8,777	$8,885
Series B	11,270,319	11,090,726	18,474	18,530
Series C	14,655,889	14,655,867	26,919	27,000
Total	32,225,227	31,968,570	$54,170	$54,415

In connection with the IPO in May 2020, the 31,968,570 shares of redeemable convertible preferred stock were converted into 31,968,570 shares of common stock, resulting in the reclassification of the related redeemable convertible preferred stock of $54.2 million to common stock and APIC. There are no redeemable convertible preferred stock outstanding as of December 31, 2020.

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

12. Stockholders’ Equity

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

Upon the closing of the IPO in May 2020, and as of December 31, 2020, the Company had authorized 310,000,000 shares of stock, of which 300,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. All stock has a par value of $0.001 per share.  There are no shares of preferred stock outstanding as of December 31, 2020.

Inari Medical, Inc

Notes to Consolidated Financial Statements — Continued

Warrants

The Company previously issued common stock warrants and redeemable convertible preferred stock warrants.

There are no warrants outstanding as of December 31, 2020. Warrants issued and outstanding as of December 31, 2019 were as follows:

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

In November 2020, the remaining 179,558 warrants were net exercised and the Company issued 174,776 shares of common stock.

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

13. Equity Incentive Plans

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

Inari Medical, Inc

Notes to Consolidated Financial Statements — Continued

In March 2020, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”), which became effective in connection with the IPO. As a result, the Company may not grant any additional awards under the 2011 Plan. The 2011 Plan will continue to govern outstanding equity awards granted thereunder. The Company has initially reserved 3,468,048 shares of common stock for the issuance of a variety of awards under the 2020 Plan, including stock options, stock appreciation rights, awards of restricted stock and awards of restricted stock units. In addition, the number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2021, in an amount equal to 3% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As of December 31, 2020, there were 3,540,899 shares available for issuance under the 2020 Plan, including 269,268 shares which remained available under the 2011 Plan at the time the 2020 Plan became effective.

Stock Options

A summary of stock option activity under the 2011 Plan for the years ended December 31, 2020, 2019 and 2018 is as follows (intrinsic value in thousands):

	Number of Awards	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Outstanding, December 31, 2017	1,682,619	$0.30	$0.24	8.22	$29
Granted	1,928,799	0.43	0.36
Exercised	(835,359)	0.31	0.26		96
Cancelled	(87,532)	0.31	0.26
Outstanding, December 31, 2018	2,688,527	0.39	0.31	8.95	190
Granted	1,901,837	1.48	1.19
Exercised	(409,893)	0.31	0.26		560
Cancelled	(98,169)	0.40	0.34
Outstanding, December 31, 2019	4,082,302	0.90	0.74	8.76	22,667
Granted	305,494	7.47	3.73
Exercised	(851,190)	0.55	0.50		49,413
Cancelled	(99,821)	8.39	3.62
Outstanding, December 31, 2020	3,436,785	$1.36	$0.98	8.05	$295,331
Vested and exercisable at December 31, 2020	1,370,991	$0.88	$0.68	7.84	$118,473
Vested and expected to vest at December 31, 2020	3,409,054	$1.29	$0.93	7.98	$293,185

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.

The fair value of each option grant under the 2011 Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2020	2019	2018
Expected volatility	40.60%	53.5% - 93.4%	109.10%
Weighted-average volatility	40.60%	83.24%	109.10%
Common stock fair value (per share)	$7.88 - $9.05	$0.59 - $6.15	$0.31 - $0.43
Dividend yield	0.00%	0.00%	0.00%
Risk free interest rates	1.46% - 1.68%	1.67% - 2.44%	2.63% - 3.00%
Expected remaining term in years	5.90 - 6.07	5.02 - 7.00	6.01 - 6.06

Inari Medical, Inc

Notes to Consolidated Financial Statements — Continued

Expected volatility—Since the Company does not have sufficient stock price history to estimate the expected volatility of its shares, the expected volatility is calculated based on the average volatility for a peer group in the industry in which the Company does business.

Common Stock fair value—The fair value of the Company’s common stock is determined by the board of directors with assistance from management. The board of directors determines the fair value of common stock by considering independent valuation reports and a number of objective and subjective factors, including valuations of comparable companies, sales of convertible preferred stock, operating and financial performance, the lack of liquidity of the Company’s common stock and the general and industry-specific economic outlook.

Dividend yield of zero—The Company has not declared or paid dividends.

Risk-free interest rates—The Company applies the risk-free interest rate based on the US Treasury yield for the expected term of the option.

Expected term—The Company calculated the expected term as the average of the contractual term of the option and the vesting period for its employee stock options as the Company believes this represents the best estimate of the expected terms of a new employee stock option.

The Company uses its historical rate of cancelled or expired unvested shares since inception of the plan as the expected forfeiture rate.

Restricted Stock Units

In March 2019, the Company granted, under the 2011 Plan, 2,867,326 restricted stock unit awards (“RSUs”) to certain employees that vest only upon the satisfaction of both a time-based service condition and a performance-based condition. The performance-based condition is a liquidity event requirement that was satisfied on the effective date of the IPO of the Company’s common stock. These RSUs are subject to a four-year cliff vesting and will vest in March 2023. If the RSUs vest, the actual number of RSUs that will vest will be dependent on the per share value of the Company’s common stock, which is a market-based condition, determined based on the average closing price of the Company’s common stock for the three-month period immediately preceding the satisfaction of the service condition.

The probabilities of the actual number of RSUs expected to vest are reflected in the grant date fair values, and the compensation expense for these awards will be recognized assuming the requisite service period is rendered, and only if the performance-based condition is considered probable to be satisfied.

The estimated fair value of these RSUs were determined on the date of grant using the Monte Carlo simulation model, which utilizes multiple input variables to simulate a range of our possible future equity values and estimates the probabilities of the potential payouts. The determination of the estimated grant date fair value of these RSUs is affected by our equity valuation and a number of assumptions including our future estimated enterprise value, our risk-free interest rate, expected volatility and dividend yield. The following assumptions were used to calculate the fair value of these options and restricted stock units in the Monte Carlo simulation model at the grant date:

Year ended December 31, 2019
Expected term (in years)	4.00
Expected volatility	50.00%
Dividend yield	0.00%
Risk free interest rate	2.41%

As of December 31, 2019 and through May 21, 2020, no stock-based compensation expense had been recognized for these awards because the liquidity event performance condition described above for the RSUs was not considered probable of being satisfied. Upon the completion of the Company’s IPO, the Company recognized $159,000 of cumulative stock-based compensation expense related to such awards, which is included in SG&A expenses for the year ended December 31, 2020.

Inari Medical, Inc

Notes to Consolidated Financial Statements — Continued

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

RSU activity under the 2020 Plan is set forth below (intrinsic value in thousands):

	Number of Awards	Weighted Average Fair Value	Intrinsic Value
Outstanding, December 31, 2019	—	$—	$—
Granted	227,963	58.68	13,356
Vested	(1,199)	51.41	80
Cancelled	(4,200)	51.41	232
Outstanding, December 31, 2020	222,564	$58.86	$19,428

Stock Based Compensation

Total compensation cost for all share-based payment arrangements recognized, including $560,000 of stock-based compensation expense related to the ESPP for the year ended December 31, 2020, was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Cost of goods sold	$155	$52	$2
Research and development	592	99	70
Selling, general and administrative	2,776	354	176
	$3,523	$505	$248

Total compensation costs as of December 31, 2020 related to all non-vested awards to be recognized in future periods was $14,382,000 and is expected to be recognized over the remaining weighted average period of 3.4 years.

Employee Stock Purchase Plan (ESPP)

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

As of December 31, 2020, no shares of common stock have been purchased under the ESPP.

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model.

Inari Medical, Inc

Notes to Consolidated Financial Statements — Continued

Year ended December 31, 2020

Expected term (in years)	0.5
Expected volatility	49.23%
Dividend yield	0.00%
Risk free interest rate	0.11%

14. Income Taxes

The following table reflects the Company’s provision (benefit) for income taxes for the periods indicated (in thousands):

	Years Ended December 31,
	2020	2019	2018
Income (loss) before taxes	$13,789	$(1,192)	$(10,153)
Income tax provision (benefit)	—	—	—
Net income (loss)	$13,789	$(1,192)	$(10,153)
Income tax provision (benefit) as a percentage of income taxes	0.00%	0.00%	0.00%

The Company’s effective tax was 0% for the years ended December 31, 2020, 2019 and 2018. The Company’s effective tax rate for all periods is driven by pre-tax income (loss), business credits, equity compensation, debt warrants, and the change in valuation allowance. No tax provision (benefit) was recorded for the years ended December 31, 2020, 2019 and 2018.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company’s deferred taxes as of are as follows:

	December 31,
	2020	2019
Deferred tax assets
Inventory	$97	$170
Intangible Asset Basis	1,475	1,810
Accrued Employee Compensation	547	203
NOLs and Capital Loss Carryforwards	8,033	8,180
Credit Carryforwards	2,379	1,409
Equity Compensation	358	—
Other	64	355
Total deferred tax assets	$12,953	$12,127
Deferred tax liabilities
Fixed Asset Basis	$(1,069)	$(349)
Other liabilities	(18)	(21)
Total deferred tax liabilities	$(1,087)	$(370)
Valuation allowance	$(11,866)	$(11,756)
Net deferred tax losses and tax credit carryforwards	$—	$—

ASC 740 requires that the tax benefit of net operating losses, or NOLs, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable

Inari Medical, Inc

Notes to Consolidated Financial Statements — Continued

income within the carryback or carryforward periods. Management believes that recognition of the deferred tax assets arising from the above-mentioned tax benefits from NOLs and credit carryforwards is currently not likely to be realized and, accordingly, has provided a valuation allowance against its deferred tax assets. The valuation allowance increased by $110,000 during 2020.

The effective tax rate of the Company’s (provision) benefit for income taxes differs from the federal statutory rate as follows:

	Years Ended December 31,
	2020	2019	2018
Statutory rate	$2,896	$(265)	$(2,132)
Meals and entertainment	213	93	26
Stock -based compensation	(3,576)	106	52
162(m) Limitation	197	—	—
Stock warrants	696	—	—
Return to provision	258	(26)	—
Other permanent adjustments	827	29	—
General business credits	(1,621)	(152)	(308)
Change in valuation allowance	110	215	2,362
Total	$—	$—	$—

As a result of losses incurred in the past, the Company has NOL carry-forwards that are available to offset future taxable income and subject to expiration rules and to Internal Revenue Code of 1986, as amended (“IRC”) §382.  In general, IRC §382 may impact the amount of NOLs that can be utilized each year after certain ownership changes occur. An ownership change occurs, generally, if the percentage of stock of the loss corporation owned by one or more 5% shareholders has increased by more than 50 percentage points relative to the lowest percentage of stock of the loss corporation owned by the same 5% shareholders at any time during the testing period (generally, the three-year period preceding a testing date).

Net operating losses and tax credit carryforwards as of December 31, 2020 are as follows:

	Amount	Expiration Years
Net operating losses, federal - Expiring	$20,843	2031 - 2037
Net operating losses, federal - Indefinite	$9,305	Indefinite
Net operating losses, state	24,959	2031 - 2038
Net operating losses, foreign	813	2028
Tax credits, federal	2,341	2021 - 2031
Tax credits, state	1,725	Indefinite

Pursuant to an IRC §382 limitation analysis performed by the Company, it was noted that an ownership change, as defined under IRC §382, occurred on March 29, 2018.  Usage of NOL’s generated prior to March 29, 2018 will be limited to $3.0M for calendar years 2019 through 2022 and $0.6M from 2023 through 2039 for both federal and state purposes. Of the federal net operating loss and the state net operating loss carryforward amounts, $22.6 million and $22.0 million are subject to the IRC §382 limitation, respectively. There is not an IRC §382 limitation on the foreign NOLs.

In the ordinary course of its business the Company incurs costs that, for tax purposes, are determined to be qualified research expenditures within the meaning of IRC §41 and are, therefore, eligible for the Increasing Research Activities credit under IRC §41. R&D credit carryovers generated prior to March 29, 2018 are limited under IRC §383 to $0.3 million a year for both federal and state purposes. The Company has adjusted the deferred tax assets related to Federal R&D credit carryover to account for any tax credits that will expire unused due to the IRC §383 limitations.

As of December 31, 2020 and 2019, the Company has total uncertain tax positions of $882,000 and $1,091,000, respectively. The Company estimates that these liabilities would be reduced by $882,000 and

Inari Medical, Inc

Notes to Consolidated Financial Statements — Continued

$1,091,000, respectively, from offsetting tax benefits associated with the correlative effects of net operating losses and other timing adjustments.  The net amounts of all years, if not required, would favorably affect the Company's effective tax rate. No interest or penalties have been recorded related to the uncertain tax positions. A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2020	2019	2018
Balance at the beginning of the year	$1,091	$859	$560
Deductions based on tax positions related to prior years	(496)	(226)	—
Additions based on tax positions related to the current year	287	458	299
Balance at the end of the year	$882	$1,091	$859

It is not expected that there will be a significant change in uncertain tax position in the next 12 months. The Company is subject to U.S. federal and state income tax in multiple state jurisdictions, and various foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. As of the date of the financial statements, there are no tax examinations in progress. The statute of limitations for tax years ended after December 31, 2017, December 31, 2016 and December 31, 2015 are open for federal, state and foreign tax purposes, respectively.

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

15. Retirement Plan

In December 2017, the Company adopted the Inari Medical, Inc. 401(k) Plan which allows eligible employees after one month of service to contribute pre-tax and Roth contributions to the plan, as allowed by law. The plan assets are held by Vanguard and the plan administrator is Ascensus. For the years ended December 31, 2020, 2019 and 2018, the Company did not make any fund-matching contributions. Beginning in January 2021, the Company will contribute a $1.00 match for every $1.00 contributed by a participating employee up to the greater of $3,000 or 4% of eligible compensation under the plan, with such Company contributions becoming fully vested immediately.

Inari Medical, Inc

Notes to Consolidated Financial Statements — Continued

16. Net Income (Loss) Per Share

The components of net income (loss) per share are as follows:

	Years Ended December 31,
	2020	2019	2018
Numerator:
Net income (loss)	$13,789	$(1,192)	$(10,153)
Denominator:
Weighted average number of common shares outstanding - basic	32,033,827	5,887,542	5,056,743
Common stock equivalents from convertible preferred stock	12,490,452	—	—
Common stock equivalents from outstanding common stock options	3,856,222	—	—
Common stock equivalents from unvested RSUs	2,858,224	—	—
Common stock equivalents from outstanding warrants	191,194	—	—
Common stock equivalents from restricted stock	125,077	—	—
Weighted average number of common shares outstanding - diluted	51,554,996	5,887,542	5,056,743

The Company did not have any anti-dilutive common stock equivalents for the year ended December 31, 2020. The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect:

	Years Ended December 31,
	2019	2018
Convertible preferred stock	31,968,570	31,968,570
Common stock options	4,082,302	2,688,527
RSUs	2,867,326	-
Restricted stock subject to future vesting	397,199	805,300
Convertible preferred stock warrants	256,588	256,588
Common stock warrants	27,810	27,810
	39,599,795	35,746,795