Form 10-Q
period 2021-03-31
Inari Medical, Inc.
filed 2021-05-11
CIK 1531048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 7, 2021, the registrant had 49,675,586 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Inari Medical, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$102,903	$114,229
Restricted cash	—	50
Short-term investments	71,246	49,981
Accounts receivable, net	31,304	28,008
Inventories, net	13,665	10,597
Prepaid expenses and other current assets	2,159	2,808
Total current assets	221,277	205,673
Property and equipment, net	6,584	7,498
Restricted cash	—	338
Operating lease right-of-use assets	1,047	—
Deposits and other assets	5,669	583
Total assets	$234,577	$214,092
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,518	$3,047
Payroll-related accruals	11,550	8,198
Accrued expenses and other current liabilities	2,758	2,593
Lease liabilities, current portion	789	—
Total current liabilities	20,615	13,838
Lease liabilities, noncurrent portion	351	—
Total liabilities	20,966	13,838
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 49,585,415 and 49,251,614 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	50	49
Additional paid in capital	233,673	227,624
Accumulated other comprehensive income (loss)	(158)	4
Accumulated deficit	(19,954)	(27,423)
Total stockholders' equity	213,611	200,254
Total liabilities and stockholders' equity	$234,577	$214,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inari Medical, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$57,397	$26,953
Cost of goods sold	4,623	2,706
Gross profit	52,774	24,247
Operating expenses
Research and development	8,163	3,018
Selling, general and administrative	36,898	16,393
Total operating expenses	45,061	19,411
Income from operations	7,713	4,836
Other income (expense)
Interest income	68	55
Interest expense	(73)	(346)
Change in fair value of warrant liabilities	—	(433)
Other expenses	(41)	—
Total other expenses	(46)	(724)
Income before income taxes	7,667	4,112
Provision for income taxes	198	—
Net income	$7,469	$4,112
Other comprehensive income (loss)
Foreign currency translation adjustments	(180)	—
Unrealized gain on available-for-sale securities	18	—
Total other comprehensive income (loss)	(162)	—
Comprehensive income	$7,307	$4,112
Net income per share
Basic	$0.15	$0.64
Diluted	$0.13	$0.09
Weighted average common shares used to compute net income per share
Basic	49,355,945	6,398,897
Diluted	55,722,293	44,952,704

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inari Medical, Inc.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance, December 31, 2020	—	$—	49,251,614	$49	$227,624	$4	$(27,423)	$200,254
Options exercised for common stock	—	—	296,019	1	380	—	—	381
Issuance of common stock under employee stock purchase plan	—	—	36,881	—	1,882	—	—	1,882
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes			901	—	(49)	—	—	(49)
Share based compensation	—	—	—	—	3,836	—	—	3,836
Comprehensive income (loss)			—	—	—	(162)	—	(162)
Net income	—	—	—	—	—	—	7,469	7,469
Balance, March 31, 2021	—	$—	49,585,415	$50	$233,673	$(158)	$(19,954)	$213,611

Balance, December 31, 2019	31,968,570	$54,170	6,720,767	$7	$2,061	$—	$(41,212)	$(39,144)
Options exercised for common stock	—	—	58,498	—	22	—	—	22
Share based compensation	—	—	—	—	494	—	—	494
Net income	—	—	—	—	—	—	4,112	4,112
Balance, March 31, 2020	31,968,570	$54,170	6,779,265	$7	$2,577	$—	$(37,100)	$(34,516)

Inari Medical, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$7,469	$4,112
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	609	274
Amortization of deferred financing costs	36	54
Amortization of right-of-use assets	177	—
Share based compensation expense	3,836	494
Provision for doubtful accounts	139	—
Loss on change in fair value of warrant liabilities	—	433
Changes in:
Accounts receivable	(3,437)	(3,363)
Inventories	(3,073)	(1,233)
Prepaid expenses, deposits and other assets	(2,908)	(1,294)
Accounts payable	2,473	315
Payroll-related accruals, accrued expenses and other liabilities	3,635	(471)
Lease liabilities	(190)	—
Net cash provided by (used in) operating activities	8,766	(679)
Cash flows from investing activities
Purchase of property and equipment	(1,265)	(609)
Purchase of short-term investments	(21,246)	—
Net cash used in investing activities	(22,511)	(609)
Cash flows from financing activities
Proceeds from notes payable	—	10,000
Proceeds from issuance of common stock under employee stock purchase plan	1,882	—
Proceeds from exercise of stock options	381	22
Payment of taxes related to vested restricted stock units	(49)	—
Net cash provided by financing activities	2,214	10,022
Effect of foreign exchange rate on cash and cash equivalents	(183)	—
Net (decrease) increase in cash	(11,714)	8,734
Cash, cash equivalents and restricted cash beginning of period	114,617	24,027
Cash, cash equivalents and restricted cash end of period	$102,903	$32,761
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$118	$22
Cash paid for interest	$37	$236
Noncash investing and financing:
Accrual of deferred interest obligation associated with debt	$—	$100

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

2. Summary of Significant Accounting Policies

COVID-19 and the Act

The global healthcare system continues to face an unprecedented challenge as a result of the novel coronavirus, or COVID-19, situation and its impact. COVID-19 is having, and may continue to have, an adverse impact on significant aspects of the Company and the business, including the demand for products, business operations, and the ability to research and develop and bring to market new products and services. The business was most acutely affected by a decline in procedural volumes during the first and second quarter of 2020, and the results for the first quarter of 2021 reflect some recovery from these declines the Company experienced in the first quarter of 2020 as a result of COVID-19. However, with cases continuing to resurge in certain areas, and hospitals at capacity in some instances due to non-COVID-19 treatments, to the extent individuals and hospital systems de-prioritize, delay or cancel deferrable medical procedures, the Company’s business, cash flows, financial condition and results of operations may continue to be negatively affected.

COVID-19 has strained hospital systems around the world, resulting in adverse financial impacts to those systems, which has resulted in and may continue to result in reduced expenditures for the Company’s products. Additionally, COVID-19’s impact on our customers may adversely affect the collectability of the Company’s current and future accounts receivable balance.

The Company continues to actively monitor the COVID-19 situation and its impact. In response to the pandemic, in March 2020 in the United States, governmental authorities recommended, and in certain cases required, that elective, specialty and other

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

procedures and appointments, be suspended or canceled. Similarly, in March 2020, the governor of California, where the Company’s headquarters are located, issued “stay at home” orders limiting non-essential activities, travel and business operations. Such orders or restrictions significantly decreased the number of procedures performed using the Company’s products during March and April 2020 and otherwise negatively impacted operations.

In response to the impact of COVID-19, the Company implemented a variety of measures to help manage through the impact and position it to resume operations quickly and efficiently once these restrictions were lifted. The Company continues to focus its efforts on the health and safety of patients, healthcare providers and employees, while executing its mission of transforming lives of VTE patients. However, the Company expects the COVID-19 pandemic will continue to negatively impact 2021 performance.

The Taxpayer Certainty and Disaster Tax Relief Act of 2020 ("the Act"), was enacted on December 27, 2020. It was a response to continued market volatility and instability resulting from the coronavirus pandemic and includes provisions to support businesses in the form of loans, grants, and tax changes, among other types of relief. The Company has reviewed and incorporated the income tax changes included in the Act, including the deductibility of meals expenses previously not deductible for tax purposes. We do not believe there will be a material effect on the Company’s income tax provision.  The Company currently does not expect to apply for loans or grants expanded by the Act.

Basis of Presentation of Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain prior year reported amounts have been reclassified to conform with the 2021 presentation.

The interim condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations, mezzanine equity and stockholders’ deficit, and cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s consolidated financial position as of March 31, 2021 and its consolidated results of operations and cash flows for the three months ended March 31, 2021 and 2020. The financial data and the other financial information disclosed in the notes to the condensed consolidated financial statements related to the three months periods are also unaudited. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$102,903	$114,229
Restricted cash	—	388
Total cash, cash equivalent and restricted cash	$102,903	$114,617

Restricted cash as of December 31, 2020 consisted of a cash secured letter of credit in the amount of $338,000 representing collateral for the Company’s facility lease and a compensating balance of $50,000 to secure the Company’s corporate purchasing cards. In February 2021, the Company cancelled the $338,000 cash secured letter of credit and replaced it with a new letter of credit under its Bank of America credit facility with no required cash security.  Accordingly, as of March 31, 2021, the Company had no restricted cash.

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

Accounts Receivable, net

Trade accounts receivable are recorded at the invoiced amount, net of any allowance for doubtful accounts. Any allowance for doubtful accounts, which is included in selling, general and administrative (“SG&A”) expenses, is developed based upon several factors including the customers’ credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date. Account receivable balances are written off against the allowance after appropriate collection efforts are exhausted. The allowance for doubtful accounts was $201,000 and $62,000 as of March 31, 2021 and December 31, 2020, respectively, and no accounts receivable write offs were recognized during the three months ended March 31, 2021 and 2020. Despite the Company’s efforts to minimize credit risk exposure, customers could be adversely affected if future economic and industry trends, including those related to COVID-19, change in such a manner as to negatively impact their cash flows. The full effects of COVID-19 on the Company’s customers are highly uncertain and cannot be predicted. As a result, the Company’s future collection experience can differ significantly from historical collection trends. If the Company’s clients experience a negative impact on their cash flows, it could have a material adverse effect on the Company’s results of operations and financial condition.

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

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Revenue Recognition

The Company recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customer. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Product sales of the FlowTriever and ClotTriever systems are made to hospitals primarily in the United States utilizing the Company’s direct sales force. Revenue is comprised of product revenue net of returns, administration fees and sales rebates.

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

Assuming all other revenue recognition criteria have been met, the Company recognizes revenue for arrangements where the Company has satisfied its performance obligation of shipping or delivering the product. For sales where the Company’s sales representatives hand deliver products directly to the hospital, control of the products transfers to the customer upon such hand delivery. For sales where products are shipped, control of the products transfers either upon shipment or delivery of the products to the customer, depending on the shipping terms and conditions. As of March 31, 2021 and December 31, 2020, the Company recorded $263,000 and $498,000, respectively, of unbilled receivables, which are included in accounts receivable, net, in the accompanying balance sheets.

Revenue for ClotTriever and FlowTriever products as a percentage of total revenue was derived as follow:

	Three Months Ended March 31,
	2021	2020
ClotTriever	35%	37%
FlowTriever	65%	63%

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

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs were $71,000 and $37,000 for the three months ended March 31, 2021 and 2020, respectively. Advertising costs are included in SG&A expenses in the accompanying consolidated statements of operations.

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

Comprehensive Income (Loss)

The Company’s  comprehensive income is comprised of net income and changes in unrealized gain and losses on available-for-sale investments and gains or losses from foreign currency translation adjustments .

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

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. The shares of the Company’s convertible preferred stock participate in any dividends declared by the Company and are therefore considered to be participating securities.

Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined it operates in one segment - the development and commercialization of innovative and minimally invasive mechanical thrombectomy devices to treat thromboembolism in the venous system. Geographically, the Company primarily sells to hospitals in the United States. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance.

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

In February 2017, the FASB issued ASU 2017-02, Leases (Topic 842) (“ASC 842”), as amended, which requires lessees to recognize “right of use” assets and liabilities for all leases with terms of more than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2017-02 requires additional quantitative and qualitative financial statement note disclosures about the leases, significant judgments made in accounting for those leases and amounts recognized in the financial statements about those leases.

The Company adopted the requirement of ASC 842 effective January 1, 2021 and elected the modified retrospective method for all lease arrangements with a cumulative-effect adjustment as of January 1, 2021. Results for reporting periods beginning on or after January 1, 2021 are presented under ASC 842, while prior period amounts were not adjusted and are reported in accordance with the Company’s historic accounting under ASC 840, Leases. For leases that commenced before the effective date of ASC 842, the Company elected the transition package of three practical expedients permitted within ASC 842, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. The Company also elected the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets. Further, the Company elected a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e., leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets.

The Company determines if an arrangement is a lease at inception. As a lessee, right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company does not have any outstanding debt or committed credit facilities, the Company estimates the incremental borrowing rate based on prevailing financial market conditions, peer company credit analyses, and management judgment. Operating lease right-of-use assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The lease terms used to calculate the right-of-use asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense, while the expense for finance leases is recognized as amortization expense and interest expense using the accelerated interest method of recognition.

As a result of adopting ASC 842 as of January 1, 2021, the Company recorded an operating lease right-of-use asset of $1.2 million and related operating lease liability of $1.3 million based on the present value of the future lease payments on the date of adoption. There was no cumulative-effect adjustment recorded to retained earnings upon adoption. Adopting ASC 842 did not have a material impact on the Company’s condensed consolidated statements of operations and cash flows. See Note 7, Commitments and Contingencies, for further discussion of the Company’s adoption of ASC 842 and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step-up in the tax basis of goodwill and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. ASU 2019-12 is effective for annual periods beginning after December 15, 2020, including

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

interim periods within those fiscal years, and early adoption is permitted. The Company adopted this guidance effective January 1, 2021 and the adoption of this standard did not have a material impact on its consolidated financial statements.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model, which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. The guidance will be effective for the Company on January 1, 2023 with early adoption permitted. Management is evaluating the impact that adopting this guidance will have on the consolidated financial statements.

3. Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market mutual funds	$64,680	$—	$—	$64,680
U.S. Treasury securities	46,257	—	—	46,257
U.S. Government agencies	—	24,989	—	24,989
Total assets	$110,937	$24,989	$—	$135,926

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market mutual funds	$1,034	$—	$—	$1,034
U.S. Treasury securities	58,988	—	—	58,988
U.S. Government agencies	—	24,989	—	24,989
Total assets	$60,022	$24,989	$—	$85,011

There were no transfers between Levels 1, 2 or 3 for the periods presented.

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The change in the fair value of the warrant liability is summarized below (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$—	$1,169
Change in fair value of warrant liability	—	433
Ending balance	$—	$1,602

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

4. Cash Equivalents and Short-Term Investments

The following is a summary of the Company’s cash equivalents and short-term investments as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market mutual funds	$64,680	$—	$—	$64,680
U.S. Treasury and government agencies securities	71,223	23	—	71,246
Total	$135,903	$23	$—	$135,926
Reported as:
Cash equivalents				$64,680
Short-term investments				71,246
Total				$135,926

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market mutual funds	$1,034	$—	$—	$1,034
U.S. Treasury and government agencies securities	83,973	4	—	83,977
Total	$85,007	$4	$—	$85,011
Reported as:
Cash equivalents				$35,030
Short-term investments				49,981
Total				$85,011

As of March 31, 2021, the remaining contractual maturities for available-for-sale securities were less than one year.

5. Inventories, net

Inventories are net of reserves totaling $338,000 and $264,000 as of March 31, 2021 and December 31, 2020, respectively, and consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$2,496	$2,607
Work in process	1,391	787
Finished goods	9,778	7,203
	$13,665	$10,597

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Property and Equipment. net

Property and equipment consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Manufacturing equipment	$4,397	$4,003
Leasehold improvements	1,829	1,737
Computer software	228	128
Furniture and fixtures	363	363
Computer hardware	1,381	980
Assets in progress	1,028	2,320
	9,226	9,531
Accumulated depreciation	(2,642)	(2,033)
	$6,584	$7,498

Depreciation expense of $463,000 and $200,000 was included in SG&A expenses and $146,000 and $74,000 was included in cost of goods sold for the three months ended March 31, 2021 and 2020, respectively. In connection with the adoption of ASC 842, the Company reclassified $1,569,000 of tenant improvement costs related the Oak Canyon lease that are deemed to be landlord assets, which were included in assets in progress as of December 31, 2020, to other assets (see Note 7).

Capitalized Implementation Costs of a Hosting Arrangement

The Company has several software systems that are cloud based hosting arrangements with service contracts. The Company accounts for costs incurred in connection with the implementation of these various software systems under ASU 2018-15, Intangibles—Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The Company expenses all costs (internal and external) that are incurred in the planning and post-implementation operation stages and has capitalized approximately $479,000 in implementation costs related to the application development stage. The capitalized costs are amortized on a straight-line basis over the non-cancelable contract terms, generally three years. As of March 31, 2021 and December 31, 2020, approximately $223,000 and $228,000, respectively, of the capitalized costs were classified in current assets and $99,000 and $0, respectively, were classified in noncurrent assets. The Company starts amortizing capitalized implementation costs when the systems are placed in production and ready for their intended use. Amortization expense for the three months ended March 31, 2021 and 2020 was approximately $41,000 and $23,000, respectively, and is included in SG&A expenses.

7. Commitments and Contingencies

Operating Leases

The Company has operating leases for facilities and certain equipment. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASC 842, the Company combines lease and non-lease components. See Note 2, Summary of Significant Accounting Policies for additional information.

In March 2019, the Company executed a five-year lease for a facility in Irvine, California, where substantially all operations of the Company have been located since September 2019. The lease expires in September 2024 and contains two optional extension periods of five years each. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease includes a one-month rent holiday concession and escalation clauses for increased rent over the lease term. Concurrent with the execution of a new ten-year lease (see below), the Company entered into a termination agreement (as amended) that releases the Company from the current facility lease obligation 12 months following the commencement date of the new lease, with options to extend the lease term for up to three periods of an additional 30 days each. The Company recognized an operating lease right-of-use asset of $828,000 and an aggregate lease liability of $921,000 on its March 31, 2021 condensed consolidated balance sheet. The remaining lease term is estimated to be 16 months.

In October 2020, the Company entered into a ten-year lease for a facility in Irvine, California (the “Oak Canyon lease”). The Company estimates that the Oak Canyon lease will have a lease commencement date in the second or third quarter of 2021. The Oak Canyon lease contains two optional extension periods of five years each. The Oak Canyon lease requires the Company to make variable lease payments for property taxes, insurance, maintenance, and repair costs. The Oak Canyon lease includes scheduled payment escalation clauses over the lease term. In connection with this lease, the Company has budgeted approximately $28 million of

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

tenant improvement costs, $4.5 million of which is required to be funded by the related landlord. Because a significant portion of the tenant improvements have been deemed to be assets of the landlord and were under construction as of March 31, 2021, the Company has not yet taken control of the leased facility and the lease has not yet commenced. The Oak Canyon lease requires that the Company maintain a letter of credit for the benefit of the landlord in the amount of $1.5 million, which is secured by the Company’s Credit Agreement.

The Company also leases two additional warehouse spaces located in Lake Forest, California and Irvine, California. In connection with the warehouse leases, the Company recognized an operating lease right-of-use asset of $91,000 and a lease liability of $91,000 on its March 31, 2021 condensed consolidated balance sheet. The weighted average remaining lease term is 16 months.

The Company also leases certain equipment for warehouse and office use. In connection with the equipment leases, the Company recognized an operating lease right-of-use asset of $127,000 and a lease liability of $127,000 on its March 31, 2021 condensed consolidated balance sheet. The weighted average remaining lease term is 51 months.

The weighted average incremental borrowing rate used to measure operating lease liabilities is 2.81%.

Rent expense under the lease agreements for the three months ended March 31, 2021 and 2020 was $185,000 and $154,000, respectively. Future minimum lease payments under operating leases liabilities as of March 31, 2021 are as follows (in thousands):

Year ending December 31:	Amount
Remainder of 2021	$604
2022	486
2023	34
2024	33
2025	16
Thereafter	1
Total lease payments	$1,174
Less imputed interest	(34)
Total lease liabilities	$1,140

The following are minimum future rental payments owed for the Oak Canyon lease which has not yet commenced as of March 31, 2021 (in thousands):

Year ending December 31:	Amount
Remainder of 2021	$578
2022	2,062
2023	2,135
2024	2,207
2025	2,287
Thereafter	14,060
Total minimum lease payments	$23,329

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

8. Concentrations

All the Company’s revenue is derived primarily from the sale of catheter-based therapeutic devices in the United States. For the three months ended March 31, 2021 and 2020, there were no customers that accounted for more than 10% of the Company’s revenue. There were no customers that accounted for more than 10% of the Company’s accounts receivable as of March 31, 2021 and December 31, 2020.

No vendor accounted for more than 10% of the Company’s purchases for the three months ended March 31, 2021 and 2020. There were no vendors that accounted for more than 10% of the Company’s accounts payable as of March 31, 2021 and December 31, 2020.

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

Under the sublicense agreement, the Company is required to pay an ongoing quarterly administration fee, which amounted to $29,000 and $18,000 for the three months ended March 31, 2021 and 2020, respectively. Additionally, the Company is obligated to pay Inceptus an ongoing royalty ranging from 1% to 1.5% of the net sales of products utilizing the licensed intellectual property, subject to a minimum royalty quarterly fee of $1,000. For the three months ended March 31, 2021 and 2020, the Company recorded royalty expense of $190,000 and $90,000, respectively.

Other Services

The Company utilizes MRI The Hoffman Group (“MRI”), a recruiting services company owned by the brother of the Chief Executive Officer and President and member of the board of directors of the Company. The Company paid for recruiting services provided by MRI amounting to $134,000 and $79,000 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Company owed MRI $94,000, which is included in accounts payable. No amounts were due to MRI at December 31, 2020.

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

10. Debt

Bank of America Credit Facility

In September 2020, the Company entered into a senior secured revolving credit facility with Bank of America (the “Credit Agreement”), as amended, under which the Company may borrow loans up to a maximum principal amount of $30 million. The amount available to borrow under the Credit Agreement is comprised of a) 85% of eligible accounts receivable, plus b) pledged cash (up to $10 million).  There was no principal amount outstanding and no cash was pledged under the Credit Agreement as of March 31, 2021 and December 31, 2020.

Advances under the Credit Agreement will bear interest at a base rate per annum (the “Base Rate”) plus an applicable margin (the “Margin”).  The Base Rate equals the greater of (i) the Prime Rate, (ii) the Federal funds rate plus 0.50%, or (iii) the LIBOR rate based upon an interest period of 30 days plus 1.00%. The Margin was 1.25% until March 31, 2021 and thereafter, will range from 1.00% to 1.50% based on the Company’s applicable fixed charge coverage ratio. Advances under the Credit Agreement designated as “LIBOR Loans” will bear interest at a rate per annum equal to the LIBOR rate plus the applicable Margin of 2.25% until March 31, 2021 and thereafter, ranging from 2.00% to 2.50% based on the Company’s applicable fixed charge coverage ratio.  Interest on loans outstanding under the Credit Agreement is payable monthly. Loan principal balances outstanding under the Credit Agreement are due at maturity in September 2023. The Company may prepay any loans under the Credit Agreement at any time without any penalty or premium. The Company is also required to pay an unused line fee at an annual rate ranging from 0.25% to 0.375% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement.

The Credit Agreement also includes a Letter of Credit subline facility (the “LC Facility”) of up to $5 million. The aggregate stated amount outstanding of letter of credits reduces the total borrowing base available under the Credit Agreement.  The Company is required to pay the following fees under the LC Facility are as follows: (a) a fee equal to the applicable margin in effect for LIBOR loans (currently 2.25%) times the average daily stated amount of outstanding letter of credits; (b) a fronting fee equal to 0.125% per annum on the stated amount of each letter of credit outstanding.  As of March 31, 2021, the Company had two letters of credit in the aggregate amount of $1.8 million outstanding under the LC Facility. As of December 31, 2020, the Company had one letter of credit in the amount of $1.5 million outstanding under the LC Facility.

The Company paid Bank of America a closing fee of $150,000 and incurred approximately $290,000 in legal and other fees directly related to the Credit Agreement.  The Credit Agreement contains certain customary covenants and events of default, including: payment defaults, breaches of any representation, warranty or covenants, judgment defaults, cross defaults to certain other contracts, certain events with respect to governmental approvals if such events could cause a material adverse change, a material impairment in the perfection or priority of the lender's security interest or in the value of the collateral, a material adverse change in the business, operations, or condition of us or any of our subsidiaries, and a material impairment of the prospect of repayment of the loans. Upon the occurrence of an event of default, a default increase in the interest rate of an additional 2.0% could be applied to the outstanding loan balance and the lender could declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan and security agreement. The Company was in compliance with its covenant requirements as of March 31, 2021. Obligations under the Credit Agreement are secured by substantially the Company’s assets, excluding intellectual property.

Signature Bank Credit Facility

In December 2019, the Company entered into a $40 million credit facility with Signature Bank (the “SB Credit Facility”) and concurrently repaid and extinguished its term loan with East West Bank. The SB Credit Facility consisted of a term loan of up to $25 million and a revolving line of credit of $15 million. The term loan was available in two tranches: a $15 million tranche that was fully funded on the closing date, and a $10 million tranche that was available through December 2020. In March 2020, the Company borrowed an additional $10 million which was available under the term loan.

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

In August 2020, the Company repaid the SB Credit Facility in full.

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Deferred Financing Costs

As of March 31, 2021 and December 31, 2020, costs incurred directly related to debt are presented in other assets and are being amortized over the three-year life of the Credit Agreement on the straight-line basis as follows (in thousands):

	March 31, 2021	December 31, 2020
Deferred financing costs	$430	$430
Accumulated amortization	(83)	(47)
Unamortized deferred financing costs	$347	$383

11. Stockholder’s Equity

Redeemable Convertible Preferred Stock

In connection with the IPO in May 2020, the 31,968,570 shares of redeemable convertible preferred stock then outstanding were converted into 31,968,570 shares of common stock.

Authorized Stock

As of March 31, 2021, the Company had authorized 310,000,000 shares of stock, of which 300,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. All stock has a par value of $0.001 per share.  There were no shares of preferred stock outstanding as of March 31, 2021 and December 31, 2020.

Warrants

There were no warrants outstanding as of March 31, 2021 and December 30, 2020. The Company had previously issued common stock warrants and redeemable convertible preferred stock warrants (“Preferred Warrants”) allowed the holders to obtain shares of redeemable convertible preferred stock that contain a liquidation preference. Because this liquidation preference may have been payable in cash upon a change in control of the Company or upon exercise of redemption rights and because such a transaction was considered to be outside of the control of the Company, the Preferred Warrants were classified as liabilities in the Company’s consolidated balance sheets and were presented at their estimated fair values at each reporting date.  On the completion of the IPO, all the outstanding Preferred Warrants were converted into warrants to purchase an aggregate of 256,588 shares of common stock, which resulted in the reclassification of the convertible preferred stock warrant liability to additional paid-in capital.

In June 2020, 27,810 common stock warrants were exercised for cash.  In addition, 77,030 warrants were net exercised and the Company issued 74,723 shares of common stock. In November 2020, the remaining 179,558 warrants were net exercised and the Company issued 174,776 shares of common stock.

The fair value of the Preferred Warrants was determined using the Black Scholes option pricing model with the following assumptions:

	March 31, 2020
	Series A	Series B
Expected volatility	51.10%	50.00%
Preferred stock fair value (per share)	$7.54	$7.58
Dividend yield	0.00%	0.00%
Risk free interest rates	0.23%	0.55%
Expected remaining term in years	1.70	6.08-7.00

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

In March 2020, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”), which became effective in connection with the IPO. As a result, the Company may not grant any additional awards under the 2011 Plan. The 2011 Plan will continue to govern outstanding equity awards granted thereunder. The Company has initially reserved 3,468,048 shares of common stock for the issuance of a variety of awards under the 2020 Plan, including stock options, stock appreciation rights, awards of restricted stock and awards of restricted stock units. In addition, the number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2021, in an amount equal to 3% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As of March 31, 2021, there were 4,762,853 shares available for issuance under the 2020 Plan, including 1,477,548 additional shares reserved effective January 1, 2021.

Stock Options

A summary of stock option activity under the 2011 Plan for the three months ended March 31, 2021 is as follows (intrinsic value in thousands):

	Number of Awards	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Outstanding, December 31, 2020	3,436,785	$1.36	$0.98	8.05	$295,331
Exercised	(296,019)	1.29	0.95		28,945
Cancelled	(16,246)	2.36	1.45
Outstanding, March 31, 2021	3,124,520	$1.36	$0.98	7.81	$330,077
Vested and exercisable at March 31, 2021	1,357,541	$0.92	$0.70	7.60	$144,003
Vested and expected to vest at March 31, 2021	3,077,053	$1.30	$0.94	7.76	$325,234

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31, 2020
Expected volatility	40.60%
Weighted-average volatility	40.60%
Common stock fair value (per share)	$7.88 - $9.05
Dividend yield	0.00%
Risk free interest rates	1.46% - 1.68%
Expected remaining term in years	5.90 - 6.07

Restricted Stock Units

In March 2019, the Company granted, under the 2011 Plan, 2,867,326 restricted stock unit awards (“RSUs”) to certain employees that vest only upon the satisfaction of both a time-based service condition and a performance-based condition. The performance-based condition is a liquidity event requirement that was satisfied on the effective date of the IPO of the Company’s common stock. The RSUs are subject to a four-year cliff vesting and will vest in March 2023. If the RSUs vest, the actual number of RSUs that will vest will be dependent on the per share value of the Company’s common stock, which is a market-based condition, determined based on the average closing price of the Company’s common stock for the three-month period immediately preceding the satisfaction of the service condition.

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

RSU activity under the 2020 Plan is set forth below (intrinsic value in thousands):

	Number of Awards	Weighted Average Fair Value	Intrinsic Value
Outstanding, December 31, 2020	222,564	$58.86	$19,428
Granted	277,210	111.05	30,783
Vested	(1,433)	52.19	132
Cancelled	(5,370)	72.59	524
Outstanding, March 31, 2021	492,971	$88.08	$52,748

Total compensation cost for all share-based payment arrangements recognized, including $597,000 and $0 of stock-based compensation expense related to the ESPP for three months ended March 31, 2021 and 2020, respectively, was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of goods sold	$178	$30
Research and development	402	47
Selling, general and administrative	3,256	417
	$3,836	$494

Total compensation costs as of March 31, 2021 related to all non-vested awards to be recognized in future periods was $42,033,000 and is expected to be recognized over the remaining weighted average period of 3.6 years.

Employee Share Purchase Plan (ESPP)

In May 2020, the Company adopted the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective on the date the ESPP was adopted by the Company’s board of directors. The Company has initially reserved 990,870 shares of common stock for purchase under the ESPP. Each offering to the employees to purchase stock under the ESPP will begin on each August 1 and February 1 and will end on the following January 31 and July 31, respectively. The first offering period began on August 1, 2020 and ended on January 31, 2021. On each purchase date, which falls on the last date of each offering period, ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. The occurrence and duration of offering periods under the ESPP are subject to the determinations of the Company’s Compensation Committee, in its sole discretion.

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model with the following assumptions:

For the Three Months Ended March 31, 2021

Expected term (in years)	0.5
Expected volatility	51.91%
Dividend yield	0.00%
Risk free interest rate	0.08%

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2021, 36,881 shares of common stock have been purchased under the ESPP and 1,446,505 shares are reserved for future purchases.

13. Income Taxes

The following table reflects the Company’s provision (benefit) for income taxes for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Income before taxes	$7,667	$4,112
Provision for income taxes	198	—
Net income	$7,469	$4,112
Income tax provision as a percentage of income taxes	2.6%	0.0%

The Company’s effective tax was 2.6% and 0% for the three months ended March 31, 2021 and 2020, respectively. The Company’s effective tax rate for all periods is driven by pre-tax income, business credits, equity compensation, state taxes, and the change in valuation allowance. Tax provision expense of $198,000 and $0 was recorded for the three months ended March 31, 2021 and 2020, respectively.

Valuation Allowance

ASC 740 requires that the tax benefit of net operating losses, or NOLs, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryback or carryforward periods.  As of December 31, 2020, the Company maintained a full valuation allowance of $11.9 million against the Company's net deferred tax assets. As of March 31, 2021, the Company believes that the deferred tax assets are currently not considered more likely than not to be realized and, accordingly, has maintained a full valuation allowance against its net deferred tax assets.  The Company will continue to assess its position on the realizability of its deferred tax assets, until such time as sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Any release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the timing and amount of the valuation allowance release, if any, is uncertain and based on various factors.

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

Taxpayer Certainty and Disaster Tax Relief Act of 2020

The Taxpayer Certainty and Disaster Tax Relief Act of 2020 ("the Act"), was enacted on December 27, 2020. It was a response to continued market volatility and instability resulting from the coronavirus pandemic and includes provisions to support businesses in the form of loans, grants, and tax changes, among other types of relief. The Company has reviewed and incorporated the income tax changes included in the Act, including the deductibility of meals expenses previously not deductible for tax purposes. The Company does not believe there will be a material effect on the its income tax provision.  The Company currently does not expect to apply for loans or grants expanded by the Act.

14. Retirement Plan

In December 2017, the Company adopted the Inari Medical, Inc. 401(k) Plan which allows eligible employees after one month of service to contribute pre-tax and Roth contributions to the plan, as allowed by law. The plan assets are held by Vanguard and the plan administrator is Ascensus. Beginning in January 2021, the Company contributes a $1.00 match for every $1.00 contributed by a participating employee up to the greater of $3,000 or 4% of eligible compensation under the plan, with such Company contributions

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

becoming fully vested immediately. For the three months ended March 31, 2021, the Company recognized $838,000 in matching contributions expense.

15. Net Income Per Share

The components of net income per share are as follows:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$7,469	$4,112
Denominator:
Weighted average number of common shares outstanding - basic	49,355,945	6,398,897
Common stock equivalents from convertible preferred stock	—	31,968,570
Common stock equivalents from outstanding common stock options	3,181,216	3,237,319
Common stock equivalents from unvested RSUs	3,108,002	2,803,833
Common stock equivalents from ESPP	4,911	—
Common stock equivalents from outstanding warrants	—	230,478
Common stock equivalents from restricted stock	72,219	313,607
Weighted average number of common shares outstanding - diluted	55,722,293	44,952,704

16. Subsequent  Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2020, included in our Annual report on form 10-K.

Overview

We are a commercial-stage medical device company focused on developing products to treat and transform the lives of patients suffering from venous diseases. Our primary product offering consists of two minimally-invasive, novel catheter-based mechanical thrombectomy devices. We purpose-built our products for the specific characteristics of the venous system and the treatment of the two distinct manifestations of venous thromboembolism, or VTE – deep vein thrombosis and pulmonary embolism. Our ClotTriever product is FDA-cleared for the treatment of DVT. Our FlowTriever product is the first thrombectomy system FDA-cleared for the treatment of pulmonary embolism, or PE, and is also FDA-cleared for clot in transit in the right atrium.

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

Prior to our IPO, our primary sources of capital were private placements of preferred stock, debt financing arrangements and revenue from sales of our products. Since inception, we had raised a total of approximately $54.2 million in net proceeds from private placements of preferred stock. As of March 31, 2021, we had cash, cash equivalents, and short-term investment of $174.1 million, no long-term debt outstanding and an accumulated deficit of $20.0 million.

For the three months ended March 31, 2021, we generated revenue of $57.4 million, with a gross margin of 91.9% and net income of $7.5 million, compared to revenue of $27.0 million, with a gross margin of 90.0% and net income of $4.1 million for the three months ended March 31, 2020.

COVID-19

In December 2019, a novel strain of coronavirus, SARS-CoV-2, was identified in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease, COVID-19, has spread to most countries, including all 50 states in the United States. The global healthcare system continues to face an unprecedented challenge as a result of the COVID-19 situation and its impact. COVID-19 has had and may continue to have an adverse impact on aspects of our Company and business, including the demand for our products, our operations, and the ability to research and develop and bring to market new products and services.

In response to the pandemic, in March 2020, many governmental authorities suspended or canceled elective, specialty and other procedures and appointments, and some states and countries issued “stay at home” orders limiting non-essential activities, travel and business operations. These orders significantly decreased the number of procedures performed using our products during March and April 2020 and otherwise negatively impacted our operations.  In response to the impact of COVID-19, we implemented a variety of measures to help manage through the impact and position us to resume operations quickly and efficiently once these restrictions were lifted. The results for the first quarter of 2021 reflect some recovery from the declines we experienced in the first quarter of 2020. However, with cases continuing to resurge in certain areas, and hospitals at capacity in some instances due to non-COVID-19 treatments, to the extent individuals and hospital systems de-prioritize, delay or cancel deferrable medical procedures, our business, cash flows, financial condition and results of operations may continue to be negatively affected.

In addition, COVID-19 has strained hospital systems around the world, resulting in adverse financial impacts to those systems, which has resulted in and may continue to result in reduced expenditures for the products we provide and may adversely affect the collectability of our current and future accounts receivable balance. We continue to actively monitor the COVID-19 situation and its impact.

While we are encouraged by our first quarter results, we are aware that the actual and perceived impact of COVID-19 is changing and cannot be predicted. As a result, we cannot assure you that our recent procedure volumes are indicative of future results or that we will not experience additional negative impacts associated with COVID-19, which could be significant. We continue to focus our efforts on the health and safety of patients, healthcare providers and employees, while executing our mission of transforming lives of VTE patients. While we expect the COVID-19 pandemic may continue to negatively impact 2021 performance, we believe the long-term fundamentals remain strong and we will continue to effectively manage through these challenges.

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

	Three Months Ended
Procedures(1)	March 31, 2021	Dec 31, 2020	Sept 30, 2020	June 30, 2020	March 31, 2020
DVT	2,800	2,400	2,000	1,400	1,300
PE	2,700	2,200	1,700	1,100	1,100
	5,500	4,600	3,700	2,500	2,400

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

Components of our Results of Operations

Revenue

We currently derive all our revenue from the sale of our ClotTriever and FlowTriever products to hospitals primarily in the United States. Our customers typically purchase an initial stocking order of our products and then reorder replenishment product as procedures are performed. No single customer accounted for 10% or more of our revenue during the three months ended March 31, 2021 and 2020. For the three months ended March 31, 2021, approximately 61% of our customers used both of our products, 30% used ClotTriever only and 9% used FlowTriever only. We expect revenue to increase in absolute dollars as we expand our sales organization and sales territories, add customers, expand the base of physicians that are trained to use our products, expand awareness of our products with new and existing customers and as physicians perform more procedures using our products. Revenue for ClotTriever and FlowTriever products as a percentage of total revenue is as follows:

	Three Months Ended March 31,
	2021	2020
ClotTriever	35%	37%
FlowTriever	65%	63%

For the three months ended March 31, 2021 and 2020, our blended revenue per procedure was approximately $9,300 and $9,100. Blended revenue per procedure represents the average of the average selling price per ClotTriever and the average price per FlowTriever procedure.

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

Interest Income

Interest income consists primarily of interest income earned on our cash, cash equivalents and short-term investments.

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

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

The following table sets forth the components of our unaudited statements of operations in dollars and as percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2021	%	2020	%	Change $
Revenue	$57,397	100.0%	$26,953	100.0%	$30,444
Cost of goods sold	4,623	8.1%	2,706	10.0%	1,917
Gross profit	52,774	91.9%	24,247	90.0%	28,527
Operating expenses:
Research and development	8,163	14.2%	3,018	11.2%	5,145
Selling, general and administrative	36,898	64.3%	16,393	60.8%	20,505
Total operating expenses	45,061	78.5%	19,411	72.0%	25,650
Income from operations	7,713	13.4%	4,836	18.0%	2,877
Other income (expense)
Interest income	68	0.1%	55	0.2%	13
Interest expense	(73)	(0.1%)	(346)	(1.3%)	273
Other expenses	(41)	(0.1%)	—	0.0%	(41)
Change in fair value of warrant liabilities	—	0.0%	(433)	(1.6%)	433
Total other expenses, net	(46)	(0.1%)	(724)	(2.7%)	678
Income before income taxes	$7,667	13.3%	$4,112	15.3%	$3,555

Revenue. Revenue increased $30.4 million, or 113%, to $57.4 million during the three months ended March 31, 2021, compared to $27.0 million during the three months ended March 31, 2020. The increase in revenue was due primarily to an increase in the number of products sold. The increase in revenue was offset in part by the negative impact of the COVID-19 pandemic on procedure volume and new orders during the three months ended March 31, 2021.Revenue for the three months ended March 31, 2020 was also negatively impacted by a rapid deceleration in the number of products sold in March due to the COVID-19 pandemic.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $1.9 million, or 71%, to $4.6 million during the three months ended March 31, 2021, compared to $2.7 million during the three months ended March 31, 2020. This increase was due to the increase in the number of products sold and additional manufacturing overhead costs incurred as we invested significantly in our operational infrastructure to support anticipated future growth. Gross margin for the three months ended March 31, 2021 increased to 91.9%, compared to 90.0% for the three months ended March 31, 2020, due to an increase in the average selling prices of our products and improved operating leverage.

Research and Development Expenses. R&D expenses increased $5.2 million, or 170%, to $8.2 million during the three months ended March 31, 2021, compared to $3.0 million during the three months ended March 31, 2020. The increase in R&D expenses was primarily due to increases of $3.5 million of personnel-related expenses, $0.9 million in materials and supplies, $0.5 million of clinical study and registry expenses, and $0.1 million in professional fees, in support of our growth drivers to increase our new product pipeline and build the clinical evidence base.

Selling, General and Administrative Expenses. SG&A expenses increased $20.5 million, or 125%, to $36.9 million during the three months ended March 31, 2021, compared to $16.4 million during the three months ended March 31, 2020. The increase in SG&A costs was primarily due to an increase of $17.1 million in personnel-related expenses as a result of increased headcount across our organization and increased commissions due to higher revenue, an increase of $1.0 million in insurance costs, an increase of $0.7 million in professional fees, and an increase of $0.3 million in travel costs.

Interest Income. Interest income increased by $13,000 to $68,000 during the three months ended March 31, 2021, compared to $55,000 during the three months ended March 31, 2020. The increase in interest income was primarily due to an increase in average cash and cash equivalents during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, partially offset by lower rates.

Interest Expense. Interest expense decreased by $0.3 million or 79% during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. This decrease was primarily due to lower average borrowings under our credit facilities during the three months ended March 31, 2021.

Change in Fair Value of Warrant Liabilities. We recorded no change in fair value of warrant liabilities for the three months ended March 31, 2021, compared to $0.4 million for three months ended March 31, 2020.

Other expenses. Other expenses of $41,000 for the three months ended March 31, 2021 consisted primarily of foreign currency losses.

Liquidity and Capital Resources

To date, our primary sources of capital have been the net proceeds we received through private placements of preferred stock, debt financing agreements, the sale of common stock in our IPO, and revenue from the sale of our products. On May 27, 2020, we completed our IPO, including the underwriters full exercise of their over-allotment option, selling 9,432,949 shares of our common stock at $19.00 per share. Upon completion of our IPO, we received net proceeds of approximately $163.0 million, after deducting underwriting discounts and commissions and offering expenses. In August 2020, we repaid in full the $30.0 million of principal owed under the credit facility with Signature Bank.  As of March 31, 2021, we had cash and cash equivalents of $102.9 million, short-term investments of $71.2 and an accumulated deficit of $20.0 million.  In September 2020, we entered into a new revolving Credit Agreement with Bank of America which provides for loans up to a maximum of $30 million.  As of March 31, 2021, we had no principal outstanding under the Credit Agreement and the amount available to borrow was approximately $28.2 million.

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

Cash Flows

The following table summarizes our cash flows for each of the three-month periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$8,766	$(679)
Investing activities	(22,511)	(609)
Financing activities	2,214	10,022
Effect of foreign exchange rate on cash and cash equivalents	(183)	—
Net increase (decrease) in cash and cash equivalent	$(11,714)	$8,734

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2021 was $8.8 million, consisting primarily of net income of $7.5 million and non-cash charges of $4.8 million, offset by an increase in net operating assets of $3.5 million. The increase in net operating assets was primarily due to increases in accounts receivable of $3.4 million and inventories of $3.1 million to support the growth of our operations, an increase in prepaid and other assets of $2.9 million primarily from prepaid insurance, which were partially offset by increases in accounts payable of $2.5 million and accrued liabilities of $3.6 million due to timing of payments and growth of our operations. The non-cash charges primarily consisted of $3.8 million in stock-based compensation, $0.6 million in depreciation, $0.2 million in amortization of the right-of-use assets and $0.1 million provision for doubtful accounts.

Net cash used in operating activities for the three months ended March 31, 2020 was $0.7 million, consisting primarily of net income of $4.1 million and non-cash charges of $1.3 million, offset by an increase in net operating assets of $6.1 million. The increase in net operating assets was primarily due to increases in accounts receivable of $3.4 million and inventories of $1.2 million to support the growth of our operations, an increase in prepaid and other assets of $1.3 million from deferred offering costs, and a decrease in accrued liabilities of $0.5 million, partially offset by increases in accounts payable of $0.3 million due to timing of payments and growth of our operations. The non-cash charges primarily consisted of $0.3 million in depreciation, stock-based compensation of $0.5 million, and the change in fair value of the preferred stock warrant liability of $0.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities in the three months ended March 31, 2021 was $22.5 million consisting of purchases of short-term securities of $21.2 million and purchases of property and equipment of $1.3 million.

Net cash used in investing activities in the three months ended March 31, 2020 was $0.6 million consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2021 was $2.2 million primarily consisting of proceeds of $1.9 million in proceeds from the issuance of common stock under our employee stock purchase plan.

Net cash provided by financing activities in the three months ended March 31, 2020 was $10.0 million primarily consisting of net proceeds of $10.0 million received from additional borrowings under the credit facility with Signature Bank.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the U.S. Securities and Exchange Commission, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business to  the Company’s contractual obligations from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual report on Form 10-K for the year ended December 31, 2020.

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

There were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 with the exception of the Company’s adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASC 842). See the section entitled “Recently Adopted Accounting Pronouncements” within the Company’s Summary of Significant Accounting Policies and Note 7, Leases for further discussion of the Company’s adoption of ASC 842 and related disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The risk associated with fluctuating interest rates is primarily limited to our debt. As of March 31, 2021, we had repaid in full the SB Credit Facility and had no long-term debt outstanding. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Credit Risk

As of March 31, 2021, our cash, cash equivalents and short-term investments were primarily maintained with three financial institutions in the United States, and our current deposits are likely in excess of insured limits. We do not believe we are exposed to any significant credit risk. Our cash equivalents are invested in highly rated money market funds.

Our accounts receivable primarily relate to revenue from the sale of our products to hospitals and medical centers primarily in the United States. No customer represented 10% or more of our accounts receivable as of March 31, 2021.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act prior to the filing of this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

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

Item 1A. Risk Factors.

For a discussion of our potential risks and uncertainties, see the information in Part I, "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.			Incorporated by reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39293	3.1	5/28/2020
3.2	Amended and Restated Bylaws	8-K	001-39293	3.2	5/28/2020
10.1	First Amendment to Loan, Guaranty and Security Agreement, dated as of March 30, 2021, by and between Inari Medical, Inc., Inari Medical International, Inc. and each of the lenders signatory thereto and Bank of America, N.A. as agent	8-K	001-39293	10.1	03/31/2021
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

.

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

Inari Medical, Inc.

Date: May 11, 2021	By:	/s/ William Hoffman
William Hoffman
Chief Executive Officer and President (Principal Executive Officer)

Date: May 11, 2021	By:	/s/ Mitchell Hill
Mitchell Hill
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)