Form 10-Q
period 2021-06-30
Inari Medical, Inc.
filed 2021-08-10
CIK 1531048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, the registrant had 49,928,519 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” "can," “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical facts contained in this Quarterly Report, including without limitation statements regarding our business model and strategic plans for our products, technologies and business, including our implementation thereof, the impact on our business, financial condition and results of operations from the ongoing and global COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, the timing of and our ability to obtain and maintain regulatory approvals, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the commercial success and market acceptance of our products, the sufficiency of our cash, cash equivalents and short-term investments, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Inari Medical, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data and par value)

(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$91,322	$114,229
Restricted cash	—	50
Short-term investments	84,744	49,981
Accounts receivable, net	31,497	28,008
Inventories, net	18,112	10,597
Prepaid expenses and other current assets	2,497	2,808
Total current assets	228,172	205,673
Property and equipment, net	10,827	7,498
Restricted cash	—	338
Operating lease right-of-use assets	868	—
Deposits and other assets	13,692	583
Total assets	$253,559	$214,092
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	10,319	3,047
Payroll-related accruals	16,041	8,198
Accrued expenses and other current liabilities	4,429	2,593
Operating lease liabilities, current portion	793	—
Total current liabilities	31,582	13,838
Operating lease liabilities, noncurrent portion	156	—
Total liabilities	31,738	13,838
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 49,828,829 and 49,251,614 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	50	49
Additional paid in capital	237,764	227,624
Accumulated other comprehensive (loss) income	(107)	4
Accumulated deficit	(15,886)	(27,423)
Total stockholders' equity	221,821	200,254
Total liabilities and stockholders' equity	$253,559	$214,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inari Medical, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$63,453	$25,392	$120,850	$52,345
Cost of goods sold	4,814	3,487	9,437	6,193
Gross profit	58,639	21,905	111,413	46,152
Operating expenses
Research and development	11,630	3,628	19,793	6,646
Selling, general and administrative	42,897	18,880	79,795	35,273
Total operating expenses	54,527	22,508	99,588	41,919
Income (loss) from operations	4,112	(603)	11,825	4,233
Other income (expense)
Interest income	35	146	103	201
Interest expense	(74)	(463)	(147)	(809)
Change in fair value of warrant liabilities	—	(2,884)	—	(3,317)
Other income (expense)	7	—	(34)	—
Total other expenses	(32)	(3,201)	(78)	(3,925)
Income (loss) before income taxes	4,080	(3,804)	11,747	308
Provision for income taxes	12	—	210	—
Net income (loss)	$4,068	$(3,804)	$11,537	$308
Other comprehensive income (loss)
Foreign currency translation adjustments	57	—	(123)	—
Unrealized (loss) gain on available-for-sale securities	(6)	—	12	—
Total other comprehensive income (loss)	51	—	(111)	—
Comprehensive income (loss)	$4,119	$(3,804)	$11,426	$308
Net income (loss) per share
Basic	$0.08	$(0.16)	$0.23	$0.02
Diluted	$0.07	$(0.16)	$0.21	$0.01
Weighted average common shares used to compute net income (loss) per share
Basic	49,669,652	24,295,900	49,512,800	15,339,755
Diluted	55,595,016	24,295,900	55,665,193	47,362,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inari Medical, Inc.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2020	—	—	49,251,614	$49	$227,624	$4	$(27,423)	$200,254
Options exercised for common stock	—	—	296,019	1	380	—	—	381
Issuance of common stock under employee stock purchase plan	—	—	36,881	—	1,882	—	—	1,882
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	—	—	901	—	(49)	—	—	(49)
Share-based compensation	—	—	—	—	3,836	—	—	3,836
Other comprehensive loss	—	—	—	—	—	(162)	—	(162)
Net income	—	—	—	—	—	—	7,469	7,469
Balance, March 31, 2021	—	—	49,585,415	50	233,673	(158)	(19,954)	213,611
Options exercised for common stock	—	—	213,605	—	193	—	—	193
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	—	—	29,809	—	(706)	—	—	(706)
Share-based compensation	—	—	—	—	4,604	—	—	4,604
Other comprehensive income	—	—	—	—	—	51	—	51
Net income	—	—	—	—	—	—	4,068	4,068
Balance, June 30, 2021	—	—	49,828,829	$50	$237,764	$(107)	$(15,886)	$221,821

Balance, December 31, 2019	31,968,570	$54,170	6,720,767	$7	$2,061	$—	$(41,212)	(39,144)
Options exercised for common stock	—	—	58,498	—	22	—	—	22
Share-based compensation	—	—	—	—	495	—	—	495
Net income	—	—	—	—	—	—	4,112	4,112
Balance, March 31, 2020	31,968,570	54,170	6,779,265	7	2,578	—	(37,100)	(34,515)
Conversion of preferred stock to common stock upon initial public offering	(31,968,570)	(54,170)	31,968,570	32	54,138	—	—	54,170
Issuance of common stock in connection with initial public offering, net of issuance costs of $16.3 million	—	—	9,432,949	9	162,970	—	—	162,979
Conversion and reclassification of preferred stock warrants to common stock warrants upon initial public offering	—	—	—	—	4,486	—	—	4,486
Exercise of common stock warrants	—	—	102,533	—	4	—	—	4
Options exercised for common stock	—	—	76,764	—	45	—	—	45
Share-based compensation	—	—	—	—	505	—	—	505
Net loss	—	—	—	—	—	—	(3,804)	(3,804)
Balance, June 30, 2020	—	$—	48,360,081	$48	$224,726	$—	$(40,904)	$183,870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inari Medical, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$11,537	$308
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,288	573
Amortization of deferred financing costs	76	113
Amortization of right-of-use assets	357	—
Share based compensation expense	8,440	1,000
Provision for doubtful accounts	(22)	84
Loss on change in fair value of warrant liabilities	-	3,317
Changes in:
Accounts receivable	(3,470)	(4,174)
Inventories	(7,523)	(1,667)
Prepaid expenses, deposits and other assets	(11,306)	(3,391)
Accounts payable	7,276	(255)
Payroll-related accruals, accrued expenses and other liabilities	9,796	2,287
Operating lease liabilities	(381)	—
Net cash provided by (used in) operating activities	16,068	(1,805)
Cash flows from investing activities
Purchase of property and equipment	(6,186)	(1,418)
Purchase of short-term investments	(84,751)	—
Maturity of short-term investments	50,000	—
Net cash used in investing activities	(40,937)	(1,418)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of issuance costs paid	—	164,361
Proceeds from notes payable	—	10,000
Debt financing costs	—	(12)
Proceeds from issuance of common stock under employee stock purchase plan	1,882	-
Proceeds from exercise of stock options	573	67
Proceeds from exercise of warrants	—	4
Payment of taxes related to vested restricted stock units	(755)	—
Net cash provided by financing activities	1,700	174,420
Effect of foreign exchange rate on cash and cash equivalents	(126)	—
Net (decrease) increase in cash	(23,295)	171,197
Cash, cash equivalents and restricted cash beginning of period	114,617	24,027
Cash, cash equivalents and restricted cash end of period	$91,322	$195,224

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$158	$81
Cash paid for interest	$76	$618
Noncash investing and financing:
Common stock issued on conversion of convertible preferred stock	$—	$54,170
Common stock warrants issued on conversion of preferred stock warrants and the reclassification of the warrant liability	$—	$4,486
Deferred initial public offering cost recorded to additional paid in capital	$—	$1,382
Accrual of deferred interest obligation associated with debt	$—	$100

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

2. Summary of Significant Accounting Policies

COVID-19 and the Act

The global healthcare system continues to face an unprecedented challenge as a result of the novel coronavirus, or COVID-19, situation and its impact. COVID-19 is having, and may continue to have, an adverse impact on significant aspects of the Company and the business, including the demand for products, business operations, and the ability to research and develop and bring to market new products and services. The business was most acutely affected by a decline in procedural volumes during the first and second quarter of 2020, and the results for the first half of 2021 reflect some recovery from these declines the Company experienced in the first half of 2020 as a result of COVID-19. However, with cases continuing to resurge in certain areas, and hospitals at capacity in some instances due to non-COVID-19 treatments, to the extent individuals and hospital systems de-prioritize, delay or cancel deferrable medical procedures, the Company’s business, cash flows, financial condition and results of operations may continue to be negatively affected.

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

In response to the impact of COVID-19, the Company implemented a variety of measures to help manage through the impact and position it to resume operations quickly and efficiently once these restrictions were lifted. The Company continues to focus its efforts on the health and safety of patients, healthcare providers and employees, while executing its mission of transforming lives of venous thromboembolism ("VTE") patients. However, the Company expects the COVID-19 pandemic may continue to negatively impact 2021 performance.

The Taxpayer Certainty and Disaster Tax Relief Act of 2020 ("the Act"), was enacted on December 27, 2020. It was a response to continued market volatility and instability resulting from COVID-19 and includes provisions to support businesses in the form of loans, grants, and tax changes, among other types of relief. The Company has reviewed and incorporated the income tax changes included in the Act, including the deductibility of meals expenses previously not deductible for tax purposes. We do not believe there

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

will be a material effect on the Company’s income tax provision. The Company currently does not expect to apply for loans or grants expanded by the Act.

Basis of Presentation of Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain prior year reported amounts have been reclassified to conform with the 2021 presentation.

The interim condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations and comprehensive income (loss), mezzanine equity and stockholders’ deficit, and cash flows for the three and six months ended June 30, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s consolidated financial position as of June 30, 2021 and its consolidated results of operations and cash flows for the three and six months ended June 30, 2021 and 2020. The financial data and the other financial information disclosed in the notes to the condensed consolidated financial statements related to the three and six months periods are also unaudited. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on March 9, 2021.

Principles of Consolidation

In May 2020, the Company formed Inari Medical International, Inc., a wholly-owned subsidiary incorporated in Delaware. In September 2020, the Company formed Inari Medical Europe, GmbH, a wholly-owned subsidiary of Inari Medical International, Inc. organized in Switzerland. All intercompany balances and transactions have been eliminated in consolidation.

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to the collectability of receivables, the valuation of inventory, the fair value of common stock warrants, the fair value of preferred stock warrant liabilities, the fair value of stock options, recoverability of the Company’s net deferred tax assets and related valuation allowance, and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

JOBS Act Accounting Election

As an emerging growth company under the Jumpstart Our Business Startups Act of 2012 ("the JOBS Act"), the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Company has elected to take advantage of the extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. However, we will no longer qualify as an emerging growth company as of December 31, 2021 and will no longer be able to take advantage of the extended transition period. Therefore, as of December 31, 2021, we will be required to adopt new or revised accounting standards when they are applicable to public companies that are not emerging growth companies.

Cash, Cash Equivalents and Restricted Cash

The Company considers cash on hand, cash in demand deposit accounts including money market funds, and instruments with maturity date of 90 days or less at date of purchase to be cash equivalents. The Company maintains its cash, cash equivalent and restricted cash balances with banks. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, deposits of up to

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

$250,000 at FDIC-insured institutions are covered by FDIC insurance. At times, deposits may be in excess of the FDIC insurance limit; however, management does not believe the Company is exposed to any significant related credit risk.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$91,322	$114,229
Restricted cash	—	388
Total cash, cash equivalent and restricted cash	$91,322	$114,617

Restricted cash as of December 31, 2020 consisted of a cash secured letter of credit in the amount of $338,000 representing collateral for the Company’s facility lease and a compensating balance of $50,000 to secure the Company’s corporate purchasing cards. In February 2021, the Company cancelled both the cash secured letter of credit and corporate purchasing card program and moved them both to its current bank, with no required cash security. Accordingly, as of June 30, 2021, the Company had no restricted cash.

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

Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive income (loss). The Company periodically evaluates whether declines in fair values of its marketable securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the marketable security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any marketable securities before recovery of its amortized cost basis. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on marketable securities are included in other income (expenses), net on the condensed consolidated statements of operations. The cost of investments sold is based on the specific-identification method. Interest on marketable securities is included in interest income.

Accounts Receivable, net

Trade accounts receivable are recorded at the invoiced amount, net of any allowance for doubtful accounts. Any allowance for doubtful accounts, which is included in selling, general and administrative (“SG&A”) expenses, is developed based upon several factors including the customers’ credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date. Accounts receivable balances are written off against the allowance after appropriate collection efforts are exhausted. The allowance for doubtful accounts was $40,000 and $62,000 as of June 30, 2021 and December 31, 2020, respectively, and no accounts receivable write-offs were recognized during the three and six months ended June 30, 2021 and 2020. Despite the Company’s efforts to minimize credit risk exposure, customers could be adversely affected if future economic and industry trends, including those related to COVID-19, change in such a manner as to negatively impact their cash flows. The full effects of COVID-19 on the Company’s customers are highly uncertain and cannot be predicted. As a result, the Company’s future collection experience can differ significantly from historical collection trends. If the Company’s clients experience a negative impact on their cash flows, it could have a material adverse effect on the Company’s results of operations and financial condition.

Inventories, net

The Company values inventory at the lower of the actual cost to purchase or manufacture the inventory or net realizable value for such inventory. Cost, which includes material, labor and overhead costs, is determined on the first-in, first-out method ("FIFO"). The Company regularly reviews inventory quantities in process and on hand, and when appropriate, records a provision for obsolete and excess inventory. The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements based on future demand and as compared to remaining shelf life. The estimate of excess quantities is subjective and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write down for

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

excess inventory for that component and record a charge to inventory impairment in the accompanying condensed consolidated statement of operations and comprehensive income (loss).

Property and Equipment

Property and equipment are stated at cost. Additions and improvements that extend the lives of the assets are capitalized while expenditures for repairs and maintenance are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are depreciated over the shorter of the useful lives of the improvements or the lease term, including renewal periods that are reasonably assured.

Upon sale or disposition of property and equipment, any gain or loss is included in the accompanying condensed consolidated statement of operations.

Right-of-use Assets and Lease Liabilities

We determine if an arrangement contains a lease at inception and determine the classification of the lease, as either operating or finance, at commencement.

Right-of-use assets and lease liabilities are recorded based on the present value of future lease payments which factors in certain qualifying initial direct costs incurred as well as any lease incentives received. If an implicit rate is not readily determinable, we utilize inputs from third-party lenders to determine the appropriate discount rate. Lease expense for operating lease payments are recognized on a straight-line basis over the lease term. Lease terms may factor in options to extend or terminate the lease.

We adhere to the short-term lease recognition exemption for all classes of assets (i.e. facilities and equipment). As a result, leases with an initial term of twelve months or less are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. In addition, for certain equipment leases, we account for lease and non-lease components, such as services, as a single lease component as permitted.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future net undiscounted cash flows which the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the assets. The Company has not identified any such impairment losses to date.

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

•
Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities.
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

Convertible Preferred Stock Warrant Liability

The Company accounted for its freestanding warrants to purchase shares of the Company’s convertible preferred stock as liabilities at fair value upon issuance primarily because the preferred shares underlying the warrants contained contingent redemption

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

features outside the control of the Company. The warrants were subject to remeasurement at each balance sheet date and any change in fair value was recognized as the change in fair value of warrant liability and included as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive income (loss). The carrying value of the warrants continued to be adjusted until the completion of the IPO, which occurred in May 2020. At that time, the preferred stock warrant liability was adjusted to fair value and reclassified to additional paid-in capital, a component of stockholders’ equity (deficit) (see Note 3).

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Assuming all other revenue recognition criteria have been met, the Company recognizes revenue for arrangements where the Company has satisfied its performance obligation of shipping or delivering the product. For sales where the Company’s sales representatives hand deliver products directly to the hospital, control of the products transfers to the customer upon such hand delivery. For sales where products are shipped, control of the products transfers either upon shipment or delivery of the products to the customer, depending on the shipping terms and conditions. As of June 30, 2021 and December 31, 2020, the Company recorded $335,000 and $498,000, respectively, of unbilled receivables, which are included in accounts receivable, net, in the accompanying condensed consolidated balance sheets.

Revenue for ClotTriever and FlowTriever products as a percentage of total revenue was derived as follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

ClotTriever	33%	40%	34%	38%
FlowTriever	67%	60%	66%	62%

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

Costs associated with product sales include commissions and are recorded in SG&A expenses. The Company applies the practical expedient and recognizes commissions as an expense when incurred because the amortization period is less than one year.

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs were $74,000 and $74,000 for the three months ended June 30, 2021 and 2020, and $145,000 and $111,000 for the six months ended June 30, 2021 and 2020, respectively. Advertising costs are included in SG&A expenses in the accompanying condensed consolidated statements of operations.

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

Patent-related Expenditures

Expenditures related to patent research and applications, which are primarily legal fees, are expensed as incurred and are included in SG&A expenses in the accompanying condensed consolidated statements of operations.

Share-based Compensation

The Company’s employee and non-employee share-based awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Share-based compensation is recognized over the service period.

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

Foreign Currency Translation

When the functional currencies of the Company’s foreign subsidiaries are currencies other than the U.S. dollar, the assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Income and expense items of the subsidiaries are translated into U.S. dollars at the average exchange rates prevailing during the period. Gains or losses from these translation adjustments are reported as a separate component of stockholders’ equity in accumulated other comprehensive income (loss) until there is a sale or complete or substantially complete liquidation of the Company’s investment in the foreign subsidiaries at which time the gains or losses will be realized and included in net income (loss).  Certain vendors are paid in currencies other than the U.S. dollar. Transaction gains and losses are included in other income (expense) and have not been significant for the periods presented.

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is comprised of net income (loss), unrealized gains and losses on available-for-sale investments and gains and losses from foreign currency translation adjustments.

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

In February 2017, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”), as amended, which requires lessees to recognize “right of use” assets and liabilities for all leases with terms of more than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASC842 requires additional quantitative and qualitative financial statement note disclosures about the leases, significant judgments made in accounting for those leases and amounts recognized in the financial statements about those leases.

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

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense, while the expense for finance leases is recognized as amortization expense and interest expense using the accelerated interest method of recognition.

As a result of adopting ASC 842 as of January 1, 2021, the Company recorded an operating lease right-of-use asset of approximately $1.2 million and related operating lease liability of approximately $1.3 million based on the present value of the future lease payments on the date of adoption. There was no cumulative-effect adjustment recorded to retained earnings upon adoption. Adopting ASC 842 did not have a material impact on the Company’s condensed consolidated statements of operations and cash flows. See Note 7, Commitments and Contingencies, for further discussion of the Company’s adoption of ASC 842 and related disclosures.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This standard provides guidance regarding methodologies and disclosures related to expected credit losses. The guidance will become effective for the Company on December 31, 2021 when the Company no longer qualifies for emerging growth company status. Management is evaluating the impact that adopting this guidance will have on the Company's consolidated financial statements.

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Aggregate Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$51,199	$—	$—	$51,199
Total included in cash and cash equivalents	51,199	—	—	51,199
Marketable securities:
U.S. Treasury securities	42,631	—	—	42,631
Corporate debt securities and commercial paper	—	42,113	—	42,113
Total included in short-term investments	42,631	42,113	—	84,744
Total assets	$93,830	$42,113	$—	$135,943

	December 31, 2020
	Level 1	Level 2	Level 3	Aggregate Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$1,034	$—	$—	$1,034
U.S. Treasury securities	33,996	—	—	33,996
Total included in cash and cash equivalents	35,030	—	—	35,030
Marketable securities:
U.S. Treasury securities	24,992	—	—	24,992
U.S. Government agencies	—	24,989	—	24,989
Total included in short-term investments	24,992	24,989	—	49,981
Total assets	$60,022	$24,989	$—	$85,011

There were no transfers between Levels 1, 2 or 3 for the periods presented.

The change in the fair value of the warrant liability is summarized below (in thousands):

	Six Months Ended June 30,
	2021	2020
Beginning balance	$—	$1,169
Change in fair value of warrant liability	—	3,317
Conversion of preferred stock warrants to common stock warrants upon the closing of the IPO	—	(4,486)
Ending balance	$—	$—

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

4. Cash Equivalents and Short-Term Investments

The following is a summary of the Company’s cash equivalents and short-term investments as of June 30, 2021 and December 31, 2020 (in thousands):

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	June 30, 2021
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$51,199	$—	$—	$51,199
Total included in cash and cash equivalents	51,199	—	—	51,199
Marketable securities:
U.S. Treasury securities	42,631	2	(2)	42,631
Corporate debt securities and commercial paper	42,096	17	—	42,113
Total included in short-term investments	84,727	19	(2)	84,744
Total assets	$135,926	$19	$(2)	$135,943

	December 31, 2020
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$1,034	$—	$—	$1,034
U.S. Treasury securities	33,996	—	—	33,996
Total included in cash and cash equivalents	35,030	—	—	35,030
Marketable securities:
U.S. Treasury securities	24,991	1	—	24,992
U.S. Government agencies	24,986	3	—	24,989
Total included in short-term investments	49,977	4	—	49,981
Total assets	$85,007	$4	$—	$85,011

As of June 30, 2021, the remaining contractual maturities for available-for-sale securities were less than one year.

5. Inventories, net

Inventories consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$3,730	$2,607
Work-in-process	2,408	787
Finished goods	11,974	7,203
	$18,112	$10,597

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Property and Equipment, net

Property and equipment consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Manufacturing equipment	$5,261	$4,003
Leasehold improvements	1,875	1,737
Computer software	228	128
Furniture and fixtures	377	363
Computer hardware	1,551	980
Assets in progress	4,855	2,320
	14,147	9,531
Accumulated depreciation	(3,320)	(2,033)
	$10,827	$7,498

Depreciation expense of $522,000 and $218,000 was included in SG&A expenses and $157,000 and $81,000 was included in cost of goods sold for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense of $985,000 and $418,000 was included in SG&A expenses and $303,000 and $155,000 was included in cost of goods sold for the six months ended June 30, 2021 and 2020, respectively. In connection with the adoption of ASC 842, the Company reclassified $1,569,000 of tenant improvement costs related to the Oak Canyon lease that were deemed to be landlord assets, which were included in assets in progress as of December 31, 2020, to other assets (see Note 7).

Capitalized Implementation Costs of a Hosting Arrangement

The Company has several software systems that are cloud-based hosting arrangements with service contracts. The Company accounts for costs incurred in connection with the implementation of these various software systems under ASU 2018-15, Intangibles—Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The Company expenses all costs (internal and external) that are incurred in the planning and post-implementation operation stages and has capitalized approximately $479,000 in implementation costs related to the application development stage. The capitalized costs are amortized on a straight-line basis over the non-cancelable contract terms, generally three years. As of June 30, 2021 and December 31, 2020, approximately $162,000 and $228,000, respectively, of the capitalized costs were included in prepaid expenses and other current assets, and $95,000 and $0, respectively, were included in deposits and other assets. The Company starts amortizing capitalized implementation costs when the systems are placed in production and ready for their intended use. Amortization expense, which was included in SG&A expenses, was approximately $65,000 and $16,000 for the three months ended June 30, 2021 and 2020 and $106,000 and $39,000 for the six months ended June 30, 2021 and 2020, respectively.

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

In March 2019, the Company executed a five-year lease for a facility in Irvine, California, where substantially all operations of the Company have been located since September 2019. The lease expires in September 2024 and contains two optional extension periods of five years each. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease includes a one-month rent holiday concession and escalation clauses for increased rent over the lease term. Concurrent with the execution of a new ten-year lease (see below), the Company entered into a termination agreement (as amended) that releases the Company from the current facility lease obligation 12 months following the commencement date of the new lease, with options to extend the lease term for up to three periods of an additional 30 days each. As of June 30, 2021, the operating lease right-of-use asset and liability were $675,000 and $755,000, respectively, with the remaining lease term of 13 months.

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In October 2020, the Company entered into a ten-year lease for a facility in Irvine, California (the “Oak Canyon lease”). The Company estimates that the Oak Canyon lease will have a lease commencement date in the third quarter of 2021. The Oak Canyon lease contains two optional extension periods of five years each. The Oak Canyon lease requires the Company to make variable lease payments for property taxes, insurance, maintenance, and repair costs. The Oak Canyon lease includes scheduled payment escalation clauses over the lease term. In connection with this lease, the Company has budgeted approximately $28 million of tenant improvement costs, $4.5 million of which is required to be funded by the related landlord. Because a significant portion of the tenant improvements have been deemed to be assets of the landlord and were under construction as of June 30, 2021, the Company has not yet taken control of the leased facility and the lease has not yet commenced. As of June 30, 2021, the Company has spent approximately $13.1 million in improvements, which are included in deposits and other assets on the condensed consolidated balance sheet. The Oak Canyon lease requires that the Company maintain a letter of credit for the benefit of the landlord in the amount of $1.5 million, which is secured by the Company’s Credit Agreement.

The Company also leases two additional warehouse spaces located in Lake Forest and Irvine, California. As of June 30, 2021, the operating lease right-of-use assets and liabilities were $72,000 and $73,000, respectively, with the weighted average remaining lease term of 11 months.

The Company also leases certain equipment for warehouse and office use. As of June 30, 2021, the operating lease right-of-use assets and liabilities were $121,000 and $121,000, respectively, with the weighted average remaining lease term of 48 months.

As of June 30, 2021, the weighted average incremental borrowing rate used to measure operating lease liabilities was 2.9%. During the three and six months ended June 30, 2021, cash paid for amounts included in the measurement of operating lease liabilities was $199,000 and $398,000, respectively.

Operating lease costs under the lease agreements for the three and six months ended June 30, 2021 was $186,000 and $371,000, respectively. Future minimum lease payments under operating leases liabilities as of June 30, 2021 are as follows (in thousands):

Year ending December 31:	Amount
Remainder of 2021	$406
2022	486
2023	34
2024	33
2025	16
Thereafter	-
Total lease payments	975
Less imputed interest	(26)
Total lease liabilities	949
Less: lease liabilities - current portion	(793)
Lease liabilities - noncurrent portion	$156

The following are minimum future rental payments owed for the Oak Canyon lease which has not yet commenced as of June 30, 2021 (in thousands):

Year ending December 31:	Amount
Remainder of 2021	$287
2022	2,050
2023	2,123
2024	2,195
2025	2,272
Thereafter	42,091
Total minimum lease payments	$51,018

Indemnification

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

8. Concentrations

The Company’s revenue is derived primarily from the sale of catheter-based therapeutic devices in the United States. For the three and six months ended June 30, 2021 and 2020, there were no customers that accounted for more than 10% of the Company’s revenue. As of June 30, 2021 and December 31, 2020, there were no customers that accounted for more than 10% of the Company’s accounts receivable.

No vendor accounted for more than 10% of the Company’s purchases for the three and six months ended June 30, 2021 and 2020. There were no vendors that accounted for more than 10% of the Company’s accounts payable as of June 30, 2021 and December 31, 2020.

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

Under the sublicense agreement, the Company is required to pay an ongoing quarterly administration fee, which amounted to $29,000 and $29,000 for the three months ended June 30, 2021 and 2020 and $58,000 and $47,000 for the six months ended June 30, 2021 and 2020, respectively. Additionally, the Company is obligated to pay Inceptus an ongoing royalty ranging from 1% to 1.5% of the net sales of products utilizing the licensed intellectual property, subject to a minimum royalty quarterly fee of $1,000. The Company recorded royalty expense of $195,000 and $95,000 for the three months ended June 30, 2021 and 2020, and $385,000 and $186,000 for the six months ended June 30, 2021 and 2020, respectively.

Other Services

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company utilizes MRI The Hoffman Group (“MRI”), a recruiting services company owned by the brother of the Chief Executive Officer and President and member of the board of directors of the Company. The Company paid for recruiting services provided by MRI amounting to $129,000 and $170,000 for the three months ended June 30, 2021 and 2020, and $263,000 and $249,000 for the six months ended June 30, 2021 and 2020, respectively, which was included in operating expenses on the condensed consolidated statements of operations. As of June 30, 2021 and December 31, 2020, there was no balance payable to MRI.

10. Debt

Bank of America Credit Facility

In September 2020, the Company entered into a senior secured revolving credit facility with Bank of America (the “Credit Agreement”), as amended, under which the Company may borrow loans up to a maximum principal amount of $30 million. The amount available to borrow under the Credit Agreement is comprised of a) 85% of eligible accounts receivable, plus b) pledged cash (up to $10 million). There was no principal amount outstanding and no cash was pledged under the Credit Agreement as of June 30, 2021 and December 31, 2020.

Advances under the Credit Agreement will bear interest at a base rate per annum (the “Base Rate”) plus an applicable margin (the “Margin”). The Base Rate equals the greater of (i) the Prime Rate, (ii) the Federal funds rate plus 0.50%, or (iii) the LIBOR rate based upon an interest period of 30 days plus 1.00%. The Margin ranges from 1.00% to 1.50% based on the Company’s applicable fixed charge coverage ratio. Advances under the Credit Agreement designated as “LIBOR Loans” will bear interest at a rate per annum equal to the LIBOR rate plus the applicable Margin ranging from 2.00% to 2.50% based on the Company’s applicable fixed charge coverage ratio. Interest on loans outstanding under the Credit Agreement is payable monthly. Loan principal balances outstanding under the Credit Agreement are due at maturity in September 2023. The Company may prepay any loans under the Credit Agreement at any time without any penalty or premium. The Company is also required to pay an unused line fee at an annual rate ranging from 0.25% to 0.375% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement.

The Credit Agreement also includes a Letter of Credit subline facility (the “LC Facility”) of up to $5 million. The aggregate stated amount outstanding of letter of credits reduces the total borrowing base available under the Credit Agreement. The Company is required to pay the following fees under the LC Facility are as follows: (a) a fee equal to the applicable margin in effect for LIBOR loans (currently 2.25%) times the average daily stated amount of outstanding letter of credits; (b) a fronting fee equal to 0.125% per annum on the stated amount of each letter of credit outstanding. As of June 30, 2021, the Company had two letters of credit in the aggregated amount of $1.8 million outstanding under the LC Facility. As of December 31, 2020, the Company had one letter of credit in the amount of $1.5 million outstanding under the LC Facility.

The Company paid Bank of America a closing fee of $150,000 and incurred approximately $290,000 in legal and other fees directly related to the Credit Agreement. The Credit Agreement contains certain customary covenants and events of default, including: payment defaults, breaches of any representation, warranty or covenants, judgment defaults, cross defaults to certain other contracts, certain events with respect to governmental approvals if such events could cause a material adverse change, a material impairment in the perfection or priority of the lender's security interest or in the value of the collateral, a material adverse change in the business, operations, or condition of us or any of our subsidiaries, and a material impairment of the prospect of repayment of the loans. Upon the occurrence of an event of default, a default increase in the interest rate of an additional 2.0% could be applied to the outstanding loan balance and the lender could declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan and security agreement. The Company was in compliance with its covenant requirements as of June 30, 2021. Obligations under the Credit Agreement are secured by substantially the Company’s assets, excluding intellectual property.

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

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In August 2020, the Company repaid the SB Credit Facility in full.

Deferred Financing Costs

As of June 30, 2021 and December 31, 2020, costs incurred directly related to debt financings were included in deposits and other assets and are being amortized over the three-year life of the Credit Agreement on the straight-line basis as follows (in thousands):

	June 30, 2021	December 31, 2020
Deferred financing costs	$430	$430
Accumulated amortization	(120)	(47)
Unamortized deferred financing costs	$310	$383

11. Stockholder’s Equity

Redeemable Convertible Preferred Stock

In connection with the IPO in May 2020, the 31,968,570 shares of redeemable convertible preferred stock then outstanding were converted into 31,968,570 shares of common stock.

Warrants

There were no warrants outstanding as of June 30, 2021 and December 31, 2020. The Company had previously issued common stock warrants and redeemable convertible preferred stock warrants (“Preferred Warrants”) allowing the holders to obtain shares of redeemable convertible preferred stock that contain a liquidation preference. Because this liquidation preference may have been payable in cash upon a change in control of the Company or upon exercise of redemption rights and because such a transaction was considered to be outside of the control of the Company, the Preferred Warrants were classified as liabilities in the Company’s consolidated balance sheets and were presented at their estimated fair values at each reporting date. On the completion of the IPO, all the outstanding Preferred Warrants were converted into warrants to purchase an aggregate of 256,588 shares of common stock, which resulted in the reclassification of the convertible preferred stock warrant liabilities to additional paid-in capital.

In June 2020, 27,810 common stock warrants were exercised for cash. In addition, 77,030 warrants were net exercised and the Company issued 74,723 shares of common stock. In November 2020, the remaining 179,558 warrants were net exercised and the Company issued 174,776 shares of common stock.

The fair value of the Preferred Warrants was determined using the Black Scholes option pricing model with the following assumptions:

	May 21, 2020 (1)
	Series A	Series B
Expected volatility	51.10%	50.00%
Preferred stock fair value (per share)	$19.00	$19.00
Dividend yield	0.00%	0.00%
Risk free interest rates	0.17%	0.53%
Expected remaining term in years	1.55	5.94-6.86

(1) Date the Company's registration statement on Form S-1 was declared effective.

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

In March 2020, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”), which became effective in connection with the IPO. As a result, the Company may not grant any additional awards under the 2011 Plan. The 2011 Plan will continue to govern outstanding equity awards granted thereunder. The Company has initially reserved 3,468,048 shares of common stock for the issuance of a variety of awards under the 2020 Plan, including stock options, stock appreciation rights, awards of restricted stock and awards of restricted stock units. In addition, the number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2021, in an amount equal to 3% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As of June 30, 2021, there were 4,738,162 shares available for issuance under the 2020 Plan, including 1,477,548 additional shares reserved effective January 1, 2021.

Stock Options

A summary of stock option activities under the 2011 Plan for the six months ended June 30, 2021 is as follows (intrinsic value in thousands):

	Number of Awards	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Outstanding, December 31, 2020	3,436,785	$1.36	$0.98	7.76	$295,331
Exercised	(509,624)	$1.13	$0.87		$49,258
Cancelled	(22,191)	$2.00	$1.29		$2,357
Outstanding, June 30, 2021	2,904,970	$1.39	$1.00	7.55	$266,928
Vested and exercisable at June 30, 2021	1,400,775	$0.98	$0.73	7.34	$129,288
Vested and expected to vest at June 30, 2021	2,847,163	$1.35	$0.97	7.52	$261,736

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model.

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

RSU activity under the 2020 Plan is set forth below (intrinsic value in thousands):

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Number of Awards	Weighted Average Fair Value	Intrinsic Value
Outstanding, December 31, 2020	222,564	$58.86	$19,428
Granted	325,570	$111.05	$30,783
Vested	(37,887)	$52.19	$132
Cancelled	(15,545)	$72.59	$524
Outstanding, June 30, 2021	494,702	$88.08	$52,748

Total compensation cost for all share-based payment arrangements recognized, including $724,000 and $1,321,000 of stock-based compensation expense related to the ESPP for the three and six months ended June 30, 2021, respectively, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of goods sold	$202	$42	$379	$72
Research and development	619	77	1,021	124
Selling, general and administrative	3,783	386	7,040	804
	$4,604	$505	$8,440	$1,000

Total compensation costs as of June 30, 2021 related to all non-vested awards to be recognized in future periods was $41,833,000 and is expected to be recognized over the remaining weighted average period of 3.4 years (See Note 16).

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

Six Months Ended June 30, 2021
Expected term (in years)	0.5
Expected volatility	51.91%
Dividend yield	0.00%
Risk free interest rate	0.08%

As of June 30, 2021, 36,881 shares of common stock have been purchased under the ESPP and 1,446,505 shares are reserved for future purchases.

13. Income Taxes

The following table reflects the Company’s provision (benefit) for income taxes for the periods indicated (in thousands):

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) before income taxes	$4,080	$(3,804)	$11,747	$308
Provision for income taxes	12	—	210	—
Net income (loss)	$4,068	$(3,804)	$11,537	$308
Provision for income taxes as a percentage of income (loss) before income taxes	0.3%	0.0%	1.8%	0.0%

The Company’s effective tax rate was 0.3% and 0% for the three months ended June 30, 2021 and 2020, and 1.8% and 0% for the six months ended June 30, 2021 and 2020, respectively. The Company’s effective tax rate for all periods is driven by pre-tax income, business credits, equity compensation, state taxes, and the change in valuation allowance. The Company recognized an income tax provision of $12,000 and $210,000 for the three and six months ended June 30, 2021, respectively. There was no income tax provision (benefit) for the three and six months ended June 30, 2020.

Valuation Allowance

ASC 740 requires that the tax benefit of net operating losses, or NOLs, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryback or carryforward periods. As of December 31, 2020, the Company maintained a full valuation allowance of $11.9 million against the Company's net deferred tax assets. As of June 30, 2021, the Company believes that the deferred tax assets are currently not considered more likely than not to be realized and, accordingly, has maintained a full valuation allowance against its deferred tax assets. The Company will continue to assess its position on the realizability of its deferred tax assets, until such time as sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Any release of the valuation allowance will result in a material benefit recognized in the quarter of release.

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

14. Retirement Plan

In December 2017, the Company adopted the Inari Medical, Inc. 401(k) Plan which allows eligible employees after one month of service to contribute pre-tax and Roth contributions to the plan, as allowed by law. The plan assets are held by Vanguard and the plan administrator is Ascensus Trust Company. Beginning in January 2021, the Company contributes a $1.00 match for every $1.00 contributed by a participating employee up to the greater of $3,000 or 4% of eligible compensation under the plan, with such Company's contributions becoming fully vested immediately. For the three and six months ended June 30, 2021, the Company recognized $921,000 and $1,759,000 in matching contributions expense.

15. Net Income (Loss) Per Share

The components of net income per share are as follows:

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (in thousands)	$4,068	$(3,804)	$11,537	$308
Denominator:
Weighted average number of common shares outstanding - basic	49,669,652	24,295,900	49,512,800	15,339,755
Common stock equivalents from convertible preferred stock	—	—	—	25,118,162
Common stock equivalents from outstanding common stock options	2,940,337	—	3,057,128	3,663,793
Common stock equivalents from unvested RSUs	2,947,918	—	3,054,465	2,840,720
Common stock equivalents from ESPP	3,233	—	6,924	—
Common stock equivalents from outstanding warrants	—	—	—	160,001
Common stock equivalents from restricted stock	33,876	—	33,876	239,861
Weighted average number of common shares outstanding - diluted	55,595,016	24,295,900	55,665,193	47,362,292
Net income (loss) per share:
Basic	$0.08	$(0.16)	$0.23	$0.02
Diluted	$0.07	$(0.16)	$0.21	$0.01

The following instruments were excluded for purposes of calculating weighted average common share equivalents in the computation of diluted net loss per share for the three months ended June 30, 2020 as their effect would have been anti-dilutive:

Three Months Ended June 30, 2020
Convertible preferred stock	18,267,754
Common stock options	4,154,153
RSUs	2,971,864
Restricted stock subject to future vesting	239,861
Common stock warrants	179,558
25,813,190

16. Subsequent Events

In July 2021, the Company accelerated the vesting of 96,658 RSUs that had been granted under the 2011 Plan. The Company will account for the vesting acceleration as a modification under ASC 718, and will recognize a one-time stock-based compensation expense associated with this modification of approximately $8.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

Overview

We are a commercial-stage medical device company focused on developing products to treat and transform the lives of patients suffering from venous diseases. Our primary product offering consists of two minimally-invasive, novel catheter-based mechanical thrombectomy devices. We purpose-built our products for the specific characteristics of the venous system and the treatment of the two distinct manifestations of VTE – deep vein thrombosis and pulmonary embolism. Our ClotTriever product is FDA-cleared for the treatment of deep vein thrombosis, or DVT. Our FlowTriever product is the first thrombectomy system FDA-cleared for the treatment of pulmonary embolism, or PE, and is also FDA-cleared for clot in transit in the right atrium.

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

Prior to our IPO, our primary sources of capital were private placements of preferred stock, debt financing arrangements and revenue from sales of our products. Since inception, we had raised a total of approximately $54.2 million in net proceeds from private placements of preferred stock. As of June 30, 2021, we had cash, cash equivalents, and short-term investment of $176.1 million, no long-term debt outstanding and an accumulated deficit of $15.9 million.

For the three months ended June 30, 2021, the Company generated $63.5 million in revenues with a gross margin of 92.4% and net income of $4.1 million, as compared to revenues of $25.4 million with a gross margin of 86.3% and net loss of $3.8 million for the three months ended June 30, 2020.

For the six months ended June 30, 2021, the Company generated $120.9 million in revenues with a gross margin of 92.2% and net income of $11.5 million, as compared to revenues of $52.3 million with a gross margin of 88.2% and net income of $0.3 million for the six months ended June 30, 2020.

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

In response to the pandemic, in March 2020, many governmental authorities suspended or canceled elective, specialty and other procedures and appointments, and some states and countries issued “stay at home” orders limiting non-essential activities, travel and business operations. These orders significantly decreased the number of procedures performed using our products during March and April 2020 and otherwise negatively impacted our operations. In response to the impact of COVID-19, we implemented a variety of measures to help manage through the impact and position us to resume operations quickly and efficiently once these restrictions were lifted. The results for the first half of 2021 reflect some recovery from the declines we experienced in the first half of 2020. However, with cases continuing to resurge in certain areas, and hospitals at capacity in some instances due to non-COVID-19 treatments, to the extent individuals and hospital systems de-prioritize, delay or cancel deferrable medical procedures, our business, cash flows, financial condition and results of operations may continue to be negatively affected.

In addition, COVID-19 has strained hospital systems around the world, resulting in adverse financial impacts to those systems, which has resulted in and may continue to result in reduced expenditures for the products we provide and may adversely affect the collectability of our current and future accounts receivable balance. We continue to actively monitor the COVID-19 situation and its impact.

While we are encouraged by our first half of the year results, we are aware that the actual and perceived impact of COVID-19 is changing and cannot be predicted. As a result, we cannot assure you that our recent procedure volumes are indicative of future results or that we will not experience additional negative impacts associated with COVID-19, which could be significant. We continue to focus our efforts on the health and safety of patients, healthcare providers and employees, while executing our mission of transforming lives of VTE patients. While we expect the COVID-19 pandemic may continue to negatively impact 2021 performance, we believe the long-term fundamentals remain strong and we will continue to effectively manage through these challenges.

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

	Three Months Ended
Procedures(1)	June 30, 2021	March 31, 2021	Dec 31, 2020	Sept 30, 2020	June 30, 2020
DVT	3,100	2,800	2,400	2,000	1,400
PE	2,800	2,700	2,200	1,700	1,100
	5,900	5,500	4,600	3,700	2,500

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

Components of Our Results of Operations

Revenue

We currently derive substantially all our revenue from the sale of our ClotTriever and FlowTriever products to hospitals primarily in the United States. Our customers typically purchase an initial stocking order of our products and then reorder replenishment products as procedures are performed. No single customer accounted for 10% or more of our revenue during the three and six months ended June 30, 2021 and 2020. We expect revenue to increase in absolute dollars as we expand our sales organization and sales territories, add customers, expand the base of physicians that are trained to use our products, expand awareness of our products with new and existing customers and as physicians perform more procedures using our products. Revenue for ClotTriever and FlowTriever products as a percentage of total revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

ClotTriever	33%	40%	34%	38%
FlowTriever	67%	60%	66%	62%

For the six months ended June 30, 2021, our blended revenue per procedure averaged approximately $9,000, as compared to $9,100 for the six months ended June 30, 2020, respectively.

Cost of Goods Sold and Gross Margin

We manufacture and/or assemble all our products at our facility in Irvine, California. Cost of goods sold consists primarily of the cost of raw materials, components, direct labor and manufacturing overhead. Overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management, including stock-based compensation. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs such as shipping costs and royalty expense. Shipping costs billed to customers are reported as a reduction of cost of goods sold. We expect cost of goods sold to increase in absolute dollars as our revenue grows and more of our products are sold; however, we also expect to realize opportunities to increase operating leverage in our manufacturing operations.

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

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities consists of gains and losses resulting from the remeasurement of the fair value of our preferred stock warrant liabilities at each balance sheet date. Upon the closing of our IPO, our outstanding preferred stock warrants automatically converted into warrants to purchase shares of our common stock. At such time, the final fair value of the warrant liabilities was reclassified to stockholders’ equity (deficit). We will no longer record any related periodic fair value adjustments.

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

The following table sets forth the components of our unaudited condensed consolidated statements of operations in dollars and as percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2021	%	2020	%	Change $
Revenue	$63,453	100.0%	$25,392	100.0%	$38,061
Cost of goods sold	4,814	7.6%	3,487	13.7%	1,327
Gross profit	58,639	92.4%	21,905	86.3%	36,734
Operating expenses:
Research and development	11,630	18.3%	3,628	14.3%	8,002
Selling, general and administrative	42,897	67.6%	18,880	74.4%	24,017
Total operating expenses	54,527	85.9%	22,508	88.7%	32,019
Income (loss) from operations	4,112	6.5%	(603)	(2.4%)	4,715
Other income (expense)
Interest income	35	0.1%	146	0.6%	(111)
Interest expense	(74)	(0.1%)	(463)	(1.8%)	389
Change in fair value of warrant liabilities	—	0.0%	(2,884)	(11.4%)	2,884
Other expenses	7	0.0%	—	0.0%	7
Total other expenses, net	(32)	0.0%	(3,201)	(12.6%)	3,169
Income (loss) before income taxes	$4,080	6.5%	$(3,804)	(15.0%)	$7,884

Revenue. Revenue increased $38.1 million, or 149.9%, to $63.5 million during the three months ended June 30, 2021, compared to $25.4 million during the three months ended June 30, 2020. The increase in revenue was due primarily to an increase in the number of products sold. Revenue for the three months ended June 30, 2020 was also negatively impacted by a rapid deceleration in the number of products sold due to the COVID-19 pandemic.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $1.3 million, or 38.1%, to $4.8 million during the three months ended June 30, 2021, compared to $3.5 million during the three months ended June 30, 2020. This increase was due to the increase in the number of products sold and additional manufacturing overhead costs incurred as we invested significantly in our operational infrastructure to support anticipated future growth. Gross margin for the three months ended June 30, 2021 increased to 92.4%, compared to 86.3% for the three months ended June 30, 2020, due primarily to $1.1 million in idle production capacity costs associated with the COVID-19 pandemic recognized in 2020, combined with improved operating leverage and a change in product mix.

Research and Development Expenses. R&D expenses increased $8.0 million, or 220.6%, to $11.6 million during the three months ended June 30, 2021, compared to $3.6 million during the three months ended June 30, 2020. The increase in R&D expenses was primarily due to increases of $4.1 million of personnel-related expenses, $1.5 million in materials and supplies, $1.0 million of clinical study and registry expenses, and $0.8 million in professional fees, in support of our growth drivers to increase our new product pipeline and build the clinical evidence base.

Selling, General and Administrative Expenses. SG&A expenses increased $24.0 million, or 127.2%, to $42.9 million during the three months ended June 30, 2021, compared to $18.9 million during the three months ended June 30, 2020. The increase in SG&A costs was primarily due to an increase of $17.7 million in personnel-related expenses as a result of increased headcount across our organization and increased commissions due to higher revenue, an increase of $1.7 million in professional fees, an increase of $1.7 million in travel costs, an increase of $0.7 million in sales & marketing, an increase of $0.6 million in depreciation and software license fees, and an increase of $0.5 million in insurance costs.

Interest Income. Interest income decreased by $111,000 or 76.0% to $35,000 during the three months ended June 30, 2021, compared to $146,000 during the three months ended June 30, 2020. The decrease in interest income was primarily due to lower interest rates during the three months ended June 30, 2021, compared to the three months ended June 30, 2020.

Interest Expense. Interest expense decreased by $389,000 or 84.0% to $74,000 during the three months ended June 30, 2021, compared to $463,000 during the three months ended June 30, 2020. This decrease was primarily due to lower average borrowings under our credit facilities during the three months ended June 30, 2021.

Change in Fair Value of Warrant Liabilities. We recorded no change in fair value of warrant liabilities for the three months ended June 30, 2021, compared to $2.9 million during the three months ended June 30, 2020.

Other Expenses. Other expenses of $7,000 for the three months ended June 30, 2021 consisted primarily of foreign currency losses.

Comparison of the six months ended June 30, 2021 and 2020

The following table sets forth the components of our unaudited condensed consolidated statements operations in dollars and as percentage of revenue for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2021	%	2020	%	Change $
Revenue	$120,850	100.0%	$52,345	100.0%	$68,505
Cost of goods sold	9,437	7.8%	6,193	11.8%	3,244
Gross profit	111,413	92.2%	46,152	88.2%	65,261
Operating expenses:
Research and development	19,793	16.4%	6,646	12.7%	13,147
Selling, general and administrative	79,795	66.0%	35,273	67.4%	44,522
Total operating expenses	99,588	82.4%	41,919	80.1%	57,669
Income from operations	11,825	9.8%	4,233	8.1%	7,592
Other income (expense)
Interest income	103	0.1%	201	0.4%	(98)
Interest expense	(147)	(0.1%)	(809)	(1.5%)	662
Change in fair value of warrant liabilities	—	0.0%	(3,317)	(6.3%)	3,317
Other expenses	(34)	0.0%	—	0.0%	(34)
Total other expenses, net	(78)	0.0%	(3,925)	(7.4%)	3,847
Income before income taxes	$11,747	9.8%	$308	0.7%	$11,439

Revenue. Revenue increased $68.5 million, or 130.9%, to $120.8 million during the six months ended June 30, 2021, compared to $52.3 million during the six months ended June 30, 2020. The increase in revenue was due primarily to an increase in the number of products sold. Revenue for the six months ended June 30, 2020 was also negatively impacted by a rapid deceleration in the number of products sold due to the COVID-19 pandemic.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $3.2 million, or 52.4%, to $9.4 million during the six months ended June 30, 2021, compared to $6.2 million during the six months ended June 30, 2020. This increase was due to the increase in the number of products sold and additional manufacturing overhead costs incurred as we invested significantly in our operational infrastructure to support anticipated future growth. Gross margin for the six months ended June 30, 2021 increased to 92.2%, compared to 88.2% for the six months ended June 30, 2020, due to improved operating leverage and a change in product mix. Gross margin for the six months ended June 30, 2020 was also impacted by $1.1 million in idle production capacity costs associated with the COVID-19 pandemic.

Research and Development Expenses. R&D expenses increased $13.2 million, or 197.8%, to $19.8 million during the six months ended June 30, 2021, compared to $6.6 million during the six months ended June 30, 2020. The increase in R&D expenses was primarily due to increases of $7.2 million of personnel-related expenses, $2.3 million in materials and supplies, $1.5 million of clinical study and registry expenses, and $1.3 million in professional fees, in support of our growth drivers to increase our new product pipeline and build the clinical evidence base.

Selling, General and Administrative Expenses. SG&A expenses increased $44.5 million, or 126.2%, to $79.8 million during the six months ended June 30, 2021, compared to $35.3 million during the six months ended June 30, 2020. The increase in SG&A costs was primarily due to an increase of $34.3 million in personnel-related expenses as a result of increased headcount across our organization and increased commissions due to higher revenue, an increase of $2.9 million in professional fees, an increase of $2.0 million in travel costs, an increase of $1.5 million in insurance costs, an increase of $1.1 million in depreciation and software license fees, and increase of $0.9 million in sales & marketing expenses.

Interest Income. Interest income decreased by $98,000 or 48.8% to $103,000 during the six months ended June 30, 2021, compared to $201,000 during the six months ended June 30, 2020. The decrease in interest income was primarily due to lower interest rates during the six months ended June 30, 2021, compared to the six months ended June 30, 2020.

Interest Expense. Interest expense decreased by $662,000 or 82% to $147,000 during the six months ended June 30, 2021, compared to $809,000 for the six months ended June 30, 2020. This decrease was primarily due to lower average borrowings under our credit facilities during the six months ended June 30, 2021.

Change in Fair Value of Warrant Liabilities. We recorded no change in fair value of warrant liabilities for the six months ended June 30, 2021, compared to $3.3 million for the six months ended June 30, 2020.

Other Expenses. Other expenses of $34,000 for the six months ended June 30, 2021 consisted primarily of foreign currency losses.

Liquidity and Capital Resources

To date, our primary sources of capital have been the net proceeds we received through private placements of preferred stock, debt financing agreements, the sale of common stock in our IPO, and revenue from the sale of our products. On May 27, 2020, we completed our IPO, including the underwriters full exercise of their over-allotment option, selling 9,432,949 shares of our common stock at $19.00 per share. Upon completion of our IPO, we received net proceeds of approximately $163.0 million, after deducting underwriting discounts and commissions and offering expenses. In August 2020, we repaid in full the $30.0 million of principal owed under the credit facility with Signature Bank. As of June 30, 2021, we had cash and cash equivalents of $91.3 million, short-term investments of $84.7 million and an accumulated deficit of $15.9 million. In September 2020, we entered into a new revolving Credit Agreement with Bank of America which provides for loans up to a maximum of $30 million. As of June 30, 2021, we had no principal outstanding under the Credit Agreement and the amount available to borrow was approximately $23.2 million.

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

Cash Flows

The following table summarizes our cash flows for each of the six-month periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$16,068	$(1,805)
Investing activities	(40,937)	(1,418)
Financing activities	1,700	174,420
Effect of foreign exchange rate on cash and cash equivalents	(126)	—
Net increase (decrease) in cash and cash equivalent	$(23,295)	$171,197

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2021 was $16.1 million, consisting primarily of net income of $11.5 million and non-cash charges of $10.2 million, offset by an increase in net operating assets of $5.6 million. The increase in net operating assets was primarily due to increases in accounts receivable of $3.5 million and inventories of $7.5 million to support the growth of our operations, an increase in prepaid and other assets of $11.3 million primarily from deposits related to Oak Canyon and prepaid insurance, which were partially offset by increases in accounts payable of $7.3 million and accrued liabilities of $9.8 million due to timing of payments and growth of our operations and a decrease in operating lease liabilities of $0.4 million. The non-cash charges primarily consisted of $8.4 million in stock-based compensation, $1.3 million in depreciation, $0.4 million in amortization of the right-of-use assets.

Net cash used in operating activities for the six months ended June 30, 2020 was $1.8 million was primarily the results of our net income of approximately $0.3 million and $5.0 million in non-cash items, primarily for depreciation expenses of 0.6 million, share-based compensation expenses of $1.0 million and loss on change in fair value of warrant liabilities of $3.3 million, offset by an increase in net operating assets of $7.2 million. The increase in net operating assets was primarily due to the increases in accounts receivable of $4.1 million, inventories of $1.7 million and prepaid expenses and other current assets of $3.4 million, coupled with a decrease in accounts payable of $0.3 million, offset by an increase in payroll-related accruals, accrued expenses and other liabilities of $2.3 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $40.9 million consisting of $84.7 million purchases of short-term securities coupled with $6.2 million purchases of property and equipment, offset by the maturity of short-term investment of $50.0 million.

Net cash used in investing activities for the six months ended June 30, 2020 was $1.4 million, consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2021 was $1.7 million, consisting of proceeds of $1.9 million in proceeds from the issuance of common stock under our employee stock purchase plan and $0.6 million of proceeds from exercise of stock options, offset by $0.8 million of tax payments related to vested RSUs.

Net cash provided by financing activities in the six months ended June 30, 2020 was $174.4 million, consisting primarily of net IPO proceeds of $164.4 million and net proceeds of $10.0 million received from additional borrowings under the credit facility with Signature Bank.

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

There were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 with the exception of the Company’s adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASC 842"). See the section entitled “Recently Adopted Accounting Pronouncements” within the Company’s Summary of Significant Accounting Policies and Note 7, Commitments and Contingencies for further discussion of the Company’s adoption of ASC 842 and related disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain market risks in the ordinary course of our business, including sensitivities as follows:

Interest Rate Risk

The risk associated with fluctuating interest rates is primarily limited to our debt. As of June 30, 2021, we had repaid in full the SB Credit Facility and had no long-term debt outstanding. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Credit Risk

As of June 30, 2021, our cash, cash equivalents and short-term investments were primarily maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We do not believe we are exposed to any significant credit risk. Our cash equivalents are invested in highly rated money market funds.

Our accounts receivable primarily relate to revenue from the sale of our products to hospitals and medical centers primarily in the United States. No customer represented 10% or more of our accounts receivable as of June 30, 2021.

Foreign Currency Risk

Our business is currently primarily conducted in U.S. dollar. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows. As we expand internationally, our results of operations and cash flows may become increasingly subject to fluctuations due to changes in foreign currency exchange rates.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Inherent Limitations on effectiveness of controls and procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any control and procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

For a discussion of our potential risks and uncertainties, see the information in Part I, "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, "Part II, Item 1A, Risk Factors" in our Quarterly Report on Form 10-Q for the three months ended March 31, 2021. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 or Quarterly Report on Form 10-Q for the three months ended March 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.			Incorporated by reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39293	3.1	5/28/2020
3.2	Amended and Restated Bylaws	8-K	001-39293	3.2	5/28/2020
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed here within
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed here within
32.1†	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished here within
32.2†	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished here within
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its EBRL tags are embedded within the inline XBRL document.				Filed here within
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed here within
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed here within
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed here within
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed here within
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed here within
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

Inari Medical, Inc.

Date: August 10, 2021	By:	/s/ William Hoffman
William Hoffman
Chief Executive Officer and President (Principal Executive Officer)

Date: August 10, 2021	By:	/s/ Mitchell Hill
Mitchell Hill
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)