Form 10-Q
period 2021-09-30
Inari Medical, Inc.
filed 2021-11-09
CIK 1531048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File Number: 001-39293

Inari Medical, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-2902923
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6001 Oak Canyon, Suite 100 Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 923-4747

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	NARI	The Nasdaq Global Select Market

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

As of November 5, 2021, the registrant had 50,204,758 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Inari Medical, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data and par value)

(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$81,158	$114,229
Short-term investments	81,436	49,981
Accounts receivable, net	38,916	28,008
Inventories, net	19,499	10,597
Prepaid expenses and other current assets	7,141	2,808
Restricted cash	—	50
Total current assets	228,150	205,673
Property and equipment, net	14,748	7,498
Long-term investments	6,002	—
Operating lease right-of-use assets	42,855	—
Deposits and other assets	672	583
Restricted cash	—	338
Total assets	$292,427	$214,092
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	5,083	3,047
Payroll-related accruals	16,987	8,198
Accrued expenses and other current liabilities	6,583	2,593
Operating lease liabilities, current portion	857	—
Total current liabilities	29,510	13,838
Operating lease liabilities, noncurrent portion	28,547	—
Total liabilities	58,057	13,838
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 50,144,590 and 49,251,614 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	50	49
Additional paid in capital	253,256	227,624
Accumulated other comprehensive (loss) income	(246)	4
Accumulated deficit	(18,690)	(27,423)
Total stockholders' equity	234,370	200,254
Total liabilities and stockholders' equity	$292,427	$214,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inari Medical, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$72,916	$38,715	$193,766	$91,059
Cost of goods sold	7,040	3,228	16,477	9,420
Gross profit	65,876	35,487	177,289	81,639
Operating expenses
Research and development	12,499	5,217	32,292	11,863
Selling, general and administrative	56,104	23,080	135,899	58,353
Total operating expenses	68,603	28,297	168,191	70,216
(Loss) income from operations	(2,727)	7,190	9,098	11,423
Other income (expense)
Interest income	27	208	130	409
Interest expense	(73)	(251)	(220)	(1,060)
Change in fair value of warrant liabilities	—	—	—	(3,317)
Other income (expense)	30	(651)	(4)	(651)
Total other expenses	(16)	(694)	(94)	(4,619)
(Loss) income before income taxes	(2,743)	6,496	9,004	6,804
Provision for income taxes	61	—	271	—
Net (loss) income	$(2,804)	$6,496	$8,733	$6,804
Other comprehensive (loss) income
Foreign currency translation adjustments	(146)	—	(269)	—
Unrealized gain on available-for-sale securities	7	—	19	—
Total other comprehensive loss	(139)	—	(250)	—
Comprehensive (loss) income	$(2,943)	$6,496	$8,483	$6,804
Net (loss) income per share
Basic	$(0.06)	$0.13	$0.18	$0.26
Diluted	$(0.06)	$0.12	$0.16	$0.14
Weighted average common shares used to compute net (loss) income per share
Basic	50,001,996	48,335,443	49,664,037	26,423,681
Diluted	50,001,996	55,355,846	55,511,061	49,940,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inari Medical, Inc.

Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2020	—	$—	49,251,614	$49	$227,624	$4	$(27,423)	$200,254
Options exercised for common stock	—	—	296,019	1	380	—	—	381
Issuance of common stock under employee stock purchase plan	—	—	36,881	—	1,882	—	—	1,882
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	—	—	901	—	(49)	—	—	(49)
Share-based compensation	—	—	—	—	3,836	—	—	3,836
Other comprehensive loss	—	—	—	—	—	(162)	—	(162)
Net income	—	—	—	—	—	—	7,469	7,469
Balance, March 31, 2021	—	—	49,585,415	50	233,673	(158)	(19,954)	213,611
Options exercised for common stock	—	—	213,605	—	193	—	—	193
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	—	—	29,809	—	(706)	—	—	(706)
Share-based compensation	—	—	—	—	4,604	—	—	4,604
Other comprehensive income	—	—	—	—	—	51	—	51
Net income	—	—	—	—	—	—	4,068	4,068
Balance, June 30, 2021	—	—	49,828,829	50	237,764	(107)	(15,886)	221,821
Options exercised for common stock	—	—	150,662	—	159	—	—	159
Issuance of common stock under employee stock purchase plan	—	—	48,168	—	3,676	—	—	3,676
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	—	—	116,931	—	(842)	—	—	(842)
Share-based compensation	—	—	—	—	12,499	—	—	12,499
Other comprehensive loss	—	—	—	—	—	(139)	—	(139)
Net loss	—	—	—	—	—	—	(2,804)	(2,804)
Balance, September 30, 2021	—	$—	50,144,590	$50	$253,256	$(246)	$(18,690)	$234,370

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2019	31,968,570	$54,170	6,720,767	$7	$2,061	$—	$(41,212)	(39,144)
Options exercised for common stock	—	—	58,498	—	22	—	—	22
Share-based compensation	—	—	—	—	495	—	—	495
Net income	—	—	—	—	—	—	4,112	4,112
Balance, March 31, 2020	31,968,570	54,170	6,779,265	7	2,578	—	(37,100)	(34,515)

Conversion of preferred stock to common stock upon initial public offering	(31,968,570)	(54,170)	31,968,570	32	54,138	—	—	54,170
Issuance of common stock in connection with initial public offering, net of issuance costs of $16.3 million	—	—	9,432,949	9	162,970	—	—	162,979
Conversion and reclassification of preferred stock warrants to common stock warrants upon initial public offering	—	—	—	—	4,486	—	—	4,486
Exercise of common stock warrants	—	—	102,533	—	4	—	—	4
Options exercised for common stock	—	—	76,764	—	45	—	—	45
Share-based compensation	—	—	—	—	505	—	—	505
Net loss	—	—	—	—	—	—	(3,804)	(3,804)
Balance, June 30, 2020	—	—	48,360,081	48	224,726	—	(40,904)	183,870
Options exercised for common stock	—	—	298,139	1	160	—	—	161
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	—	—	51	—	(2)	—	—	(2)
Share-based compensation	—	—	—	—	959	—	—	959
Net income	—	—	—	—	—	—	$6,496	6,496
Balance, September 30, 2020	—	$—	48,658,271	$49	$225,843	$—	$(34,408)	$191,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inari Medical, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$8,733	$6,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,108	931
Amortization of deferred financing costs	108	142
Amortization of right-of-use assets	537	—
Share based compensation expense	20,939	1,959
Provision for doubtful accounts	(22)	15
Loss on extinguishment of debt	—	648
Loss on change in fair value of warrant liabilities	—	3,317
Changes in:
Accounts receivable	(10,898)	(9,550)
Inventories	(8,924)	(3,242)
Prepaid expenses, deposits and other assets	(4,525)	(2,945)
Accounts payable	2,042	984
Payroll-related accruals, accrued expenses and other liabilities	12,919	4,473
Lease prepayments for lessor's owned leasehold improvements	(11,964)	—
Operating lease liabilities	(574)	—
Net cash provided by operating activities	10,479	3,536
Cash flows from investing activities
Purchases of property and equipment	(10,927)	(3,076)
Purchases of marketable security investments	(105,438)	—
Maturities of marketable security investments	68,000	—
Net cash used in investing activities	(48,365)	(3,076)
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	5,558	—
Proceeds from exercise of stock options	732	227
Payment of taxes related to vested restricted stock units	(1,597)	—
Proceeds from issuance of common stock upon initial public offering, net of issuance costs paid	—	164,361
Proceeds from notes payable	—	10,000
Repayments of notes payable		(30,250)
Debt financing costs	—	(453)
Proceeds from exercise of warrants	—	4
Net cash provided by financing activities	4,693	143,889
Effect of foreign exchange rate on cash and cash equivalents	(266)	—
Net (decrease) increase in cash	(33,459)	144,349
Cash, cash equivalents and restricted cash beginning of period	114,617	24,027
Cash, cash equivalents and restricted cash end of period	$81,158	$168,376

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$271	$82
Cash paid for interest	$113	$966
Noncash investing and financing:
Lease liabilities arising from obtaining new right-of-use assets	$28,648	$—
Common stock issued on conversion of convertible preferred stock	$—	$54,170
Common stock warrants issued on conversion of preferred stock warrants and the reclassification of the warrant liability	$—	$4,486
Deferred initial public offering cost recorded to additional paid in capital	$—	$1,382

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

2. Summary of Significant Accounting Policies

COVID-19 and the Act

The global healthcare system continues to face an unprecedented challenge as a result of the novel coronavirus, or COVID-19, situation and its impact. COVID-19 is having, and may continue to have, an adverse impact on significant aspects of the Company and the business, including the demand for products, business operations, and the ability to research and develop and bring to market new products and services. The business was most acutely affected by a decline in procedural volumes during the first and second quarter of 2020, and the results of 2021 reflect some recovery from these declines the Company experienced in 2020 as a result of COVID-19. However, with cases continuing to resurge in certain areas, and hospitals at capacity in some instances due to non-COVID-19 treatments, to the extent individuals and hospital systems de-prioritize, delay or cancel deferrable medical procedures, the Company’s business, cash flows, financial condition and results of operations may continue to be negatively affected.

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

The interim condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive income (loss), mezzanine equity and stockholders’ equity, and cash flows for the three and nine months ended September 30, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

of a normal and recurring nature that are necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2021 and its consolidated results of operations and cash flows for the three and nine months ended September 30, 2021 and 2020. The financial data and the other financial information disclosed in the notes to the condensed consolidated financial statements related to the three and nine months ended September 30, 2021 are also unaudited. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on March 9, 2021.

Principles of Consolidation

In May 2020, the Company formed Inari Medical International, Inc., a wholly-owned subsidiary incorporated in Delaware. In September 2020, the Company formed Inari Medical Europe, GmbH, a wholly-owned subsidiary of Inari Medical International, Inc. organized in Switzerland. In August 2021, the Company formed Inari Medical Asia PTE, LTD., a wholly-owned subsidiary of Inari Medical International, Inc. incorporated in Singapore. All intercompany balances and transactions have been eliminated in consolidation.

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to, the collectability of receivables, the valuation of inventory, the fair value of common stock warrants, the fair value of preferred stock warrant liabilities, the fair value of stock options, recoverability of the Company’s net deferred tax assets and related valuation allowance, and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$81,158	$114,229
Restricted cash	—	388
Total cash, cash equivalent and restricted cash	$81,158	$114,617

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted cash as of December 31, 2020 consisted of a cash secured letter of credit in the amount of $338,000 representing collateral for the Company’s facility lease and a compensating balance of $50,000 to secure the Company’s corporate purchasing cards. In February 2021, the Company cancelled both the cash secured letter of credit and corporate purchasing card program and moved them both to its current bank, with no required cash security. Accordingly, as of September 30, 2021, the Company had no restricted cash.

Investments

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

Accounts Receivable, net

Trade accounts receivable are recorded at the invoiced amount, net of any allowance for doubtful accounts. The allowance for doubtful accounts, which is included in selling, general and administrative (“SG&A”) expenses, is developed based upon several factors including the customers’ credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date. Accounts receivable balances are written off against the allowance after appropriate collection efforts are exhausted. The allowance for doubtful accounts was $40,000 and $62,000 as of September 30, 2021 and December 31, 2020, respectively, and no accounts receivable write-offs were recognized during the three and nine months ended September 30, 2021 and 2020. Despite the Company’s efforts to minimize credit risk exposure, customers could be adversely affected if future economic and industry trends, including those related to COVID-19, change in such a manner as to negatively impact their cash flows. The full effects of COVID-19 on the Company’s customers are highly uncertain and cannot be predicted. As a result, the Company’s future collection experience can differ significantly from historical collection trends. If the Company’s customers experience a negative impact on their cash flows, it could have a material adverse effect on the Company’s results of operations and financial condition.

Inventories, net

The Company values inventory at the lower of the actual cost to purchase or manufacture the inventory, or net realizable value for such inventory. Cost, which includes materials, labor and overhead costs, is determined on the first-in, first-out method ("FIFO"). The Company regularly reviews inventory quantities in process and on hand, and when appropriate, records a provision for obsolete and excess inventory. The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements based on future demand and as compared to remaining shelf life. The estimate of excess quantities is subjective and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write down for excess inventory for that component and record a charge to inventory impairment in the accompanying condensed consolidated statement of operations and comprehensive income (loss).

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

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Right-of-use Assets and Lease Liabilities

The Company determines if an arrangement contains a lease at inception and determine the classification of the lease, as either operating or finance, at commencement.

Right-of-use assets and lease liabilities are recorded based on the present value of future lease payments which factors in certain qualifying initial direct costs incurred as well as any lease incentives received. If an implicit rate is not readily determinable, the Company utilizes inputs from third-party lenders to determine the appropriate discount rate. Lease expense for operating lease payments are recognized on a straight-line basis over the lease term. Lease terms may factor in options to extend or terminate the lease.

The Company adheres to the short-term lease recognition exemption for all classes of assets (i.e. facilities and equipment). As a result, leases with an initial term of twelve months or less are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. In addition, for certain equipment leases, the Company accounts for lease and non-lease components, such as services, as a single lease component as permitted.

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

Revenue Recognition

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Assuming all other revenue recognition criteria have been met, the Company recognizes revenue for arrangements where the Company has satisfied its performance obligation of shipping or delivering the product. For sales where the Company’s sales representatives hand deliver products directly to the hospital, control of the products transfers to the customer upon such hand delivery. For sales where products are shipped, control of the products transfers either upon shipment or delivery of the products to the customer, depending on the shipping terms and conditions. As of September 30, 2021 and December 31, 2020, the Company recorded $597,000 and $498,000, respectively, of unbilled receivables, which are included in accounts receivable, net, in the accompanying condensed consolidated balance sheets.

Revenue for ClotTriever and FlowTriever products as a percentage of total revenue was derived as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

ClotTriever	30%	37%	33%	38%
FlowTriever	70%	63%	67%	62%

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

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs were $79,000 and $106,000 for the three months ended September 30, 2021 and 2020, and $224,000 and $217,000 for the nine months ended September 30, 2021 and 2020, respectively. Advertising costs are included in SG&A expenses in the accompanying condensed consolidated statements of operations.

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

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. The shares of the Company’s convertible preferred stock participated in any dividends declared by the Company and were therefore considered to be participating securities.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This standard provides guidance regarding methodologies and disclosures related to expected credit losses. The guidance will become effective for the Company on December 31, 2021 when the Company no longer qualifies for emerging growth company status. Management is evaluating the impact that adopting this guidance will have on the Company's consolidated financial statements; however, the Company does not expect it will have a material impact on its consolidated financial statements.

3. Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Aggregate Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$48,519	$—	$—	$48,519
Total included in cash and cash equivalents	48,519	—	—	48,519
Investments:
U.S. Treasury securities	42,362	—	—	42,362
Corporate debt securities and commercial paper	—	39,074	—	39,074
Total included in short-term investments	42,362	39,074	—	81,436
U.S. Treasury securities included in long-term investments	6,002	—	—	6,002
Total assets	$96,883	$39,074	$-	$135,957

	December 31, 2020
	Level 1	Level 2	Level 3	Aggregate Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$1,034	$—	$—	$1,034
U.S. Treasury securities	33,996	—	—	33,996
Total included in cash and cash equivalents	35,030	—	—	35,030
Investments:
U.S. Treasury securities	24,992	—	—	24,992
U.S. Government agencies	—	24,989	—	24,989
Total included in short-term investments	24,992	24,989	—	49,981
Total assets	$60,022	$24,989	$—	$85,011

There were no transfers between Levels 1, 2 or 3 for the periods presented.

The change in the fair value of the warrant liability for the nine months ended September 30, 2020 is summarized below (in thousands):

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2020
Beginning balance	$1,169
Change in fair value of warrant liability	3,317
Conversion of preferred stock warrants to common stock warrants upon the closing of the IPO	(4,486)
Ending balance	$—

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

4. Cash Equivalents and Investments

The following is a summary of the Company’s cash equivalents and investments as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$48,519	$—	$—	$48,519
Total included in cash and cash equivalents	48,519	—	—	48,519
Investments:
U.S. Treasury securities	42,359	3	—	42,362
Corporate debt securities and commercial paper	39,052	22	—	39,074
Total included in short-term investments	81,411	25	—	81,436
U.S. Treasury securities included in long-term investments	6,003	—	(1)	6,002
Total assets	$135,933	$25	$(1)	$135,957

	December 31, 2020
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$1,034	$—	$—	$1,034
U.S. Treasury securities	33,996	—	—	33,996
Total included in cash and cash equivalents	35,030	—	—	35,030
Investments:
U.S. Treasury securities	24,991	1	—	24,992
U.S. Government agencies	24,986	3	—	24,989
Total included in short-term investments	49,977	4	—	49,981
Total assets	$85,007	$4	$—	$85,011

5. Inventories, net

Inventories consist of the following (in thousands):

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	September 30, 2021	December 31, 2020
Raw materials	$5,287	$2,607
Work-in-process	2,096	787
Finished goods	12,116	7,203
	$19,499	$10,597

6. Property and Equipment, net

Property and equipment consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Manufacturing equipment	$5,912	$4,003
Leasehold improvements	4,410	1,737
Assets in progress	2,861	2,320
Furniture and fixtures	2,800	363
Computer hardware	2,584	980
Computer software	255	128
Total property and equipment, gross	18,822	9,531
Accumulated depreciation	(4,074)	(2,033)
Total property and equipment, net	$14,748	$7,498

Depreciation expense of $648,000 and $271,000 was included in SG&A expenses and $172,000 and $87,000 was included in cost of goods sold for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense of $1,633,000 and $688,000 was included in SG&A expenses and $475,000 and $243,000 was included in cost of goods sold for the nine months ended September 30, 2021 and 2020, respectively. In connection with the adoption of ASC 842, the Company reclassified $1,556,000 of tenant improvement costs related to the Oak Canyon lease that were deemed to be landlord assets, which were included in assets in progress as of December 31, 2020, to operating lease right-of-use assets (see Note 7).

Capitalized Implementation Costs of a Hosting Arrangement

The Company has several software systems that are cloud-based hosting arrangements with service contracts. The Company accounts for costs incurred in connection with the implementation of these various software systems under ASU 2018-15, Intangibles—Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The Company expenses all costs (internal and external) that are incurred in the planning and post-implementation operation stages. As of September 30, 2021, the Company has capitalized approximately $631,000 in implementation costs related to the application development stage. The capitalized costs are amortized on a straight-line basis over the non-cancelable contract terms, generally three years. As of September 30, 2021 and December 31, 2020, approximately $284,000 and $228,000, respectively, of the capitalized costs were included in prepaid expenses and other current assets, and $57,000 and $0, respectively, were included in deposits and other assets. The Company starts amortizing capitalized implementation costs when the systems are placed in production and ready for their intended use. Amortization expense, which was included in SG&A expenses, was approximately $67,000 and $27,000 for the three months ended September 30, 2021 and 2020 and $173,000 and $66,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

In March 2019, the Company executed a five-year lease for a facility in Irvine, California, where substantially all operations of the Company have been located since September 2019. The lease expires in September 2024 and contains two optional extension periods of five years each. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs. The lease includes a one-month rent holiday concession and escalation

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

clauses for increased rent over the lease term. Concurrent with the execution of a new ten-year lease (see below), the Company entered into a termination agreement (as amended) that releases the Company from the current facility lease obligation 12 months following the commencement date of the new lease, with options to extend the lease term for up to three periods of an additional 30 days each. As of September 30, 2021, the operating lease right-of-use asset and liability were $521,000 and $589,000, respectively, with the remaining lease term of 10 months.

In October 2020, the Company entered into a ten-year lease for a facility located in Irvine, California (the “Oak Canyon lease”) with two option extension periods of five years each, which the Company has determined that it's reasonably certain to exercise. The Oak Canyon lease requires the Company to make variable lease payments, which are not included in the lease liability due to the amounts not being fixed, for property taxes, insurance, maintenance, repair costs, and certain improvements deemed to be assets of the lessor. The Oak Canyon lease includes scheduled payment escalation clauses over the lease term. The Oak Canyon lease also requires the Company to maintain a letter of credit for the benefit of the landlord in the amount of $1.5 million, which is secured by the Company’s Credit Agreement. The Company has moved in and taken control of the facility and has determined the lease commencement date to be September 30, 2021. On the commencement date, the Company recorded approximately $42,167,000 and $28,648,000 of right-of-use asset and lease liability, respectively. The right-of use-asset includes approximately $13,519,000, net of $3,673,000 tenant allowance, related to prepaid lease payments for the lessor’s owned leasehold improvements which were reclassified from assets in progress and deposits and other assets. As of September 30, 2021, the weighted average remaining lease term was 238 months.

The Company also leases two additional warehouse spaces located in Lake Forest and Irvine, California. As of September 30, 2021, the operating lease right-of-use assets and liabilities were $53,000 and $54,000, respectively, with the weighted average remaining lease term of 9 months.

The Company also leases certain equipment for warehouse and office use. As of September 30, 2021, the operating lease right-of-use assets and liabilities were $114,000 and $113,000, respectively, with the weighted average remaining lease term of 46 months.

As of September 30, 2021, the weighted average incremental borrowing rate used to measure operating lease liabilities was 6.0%. During the three and nine months ended September 30, 2021, cash paid for amounts included in the measurement of operating lease liabilities was $13,718,000 and $14,116,000, respectively, $13,519,000 of which related to Oak Canyon lease.

Operating lease costs under the lease agreements for the three and nine months ended September 30, 2021 were $186,000 and $557,000, respectively. Future minimum lease payments under operating leases liabilities as of September 30, 2021 are as follows (in thousands):

Year ending December 31:	Amount
Remainder of 2021	$593
2022	2,548
2023	2,169
2024	2,240
2025	2,302
Thereafter	41,933
Total lease payments	51,785
Less imputed interest	(22,381)
Total lease liabilities	29,404
Less: lease liabilities - current portion	(857)
Lease liabilities - noncurrent portion	$28,547

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

8. Concentrations

The Company’s revenue is derived primarily from the sale of catheter-based therapeutic devices in the United States. For the three and nine months ended September 30, 2021 and 2020, there were no customers that accounted for more than 10% of the Company’s revenue. As of September 30, 2021 and December 31, 2020, there were no customers that accounted for more than 10% of the Company’s accounts receivable.

No vendor accounted for more than 10% of the Company’s purchases for the three and nine months ended September 30, 2021 and 2020. There were no vendors that accounted for more than 10% of the Company’s accounts payable as of September 30, 2021 and December 31, 2020.

9. Related Party

Licensed Patents

Certain stockholders of the Company are stockholders of Inceptus Medical, Inc. (“Inceptus”). Beginning in September 2011, the Company engaged Inceptus to develop the technology that has led to certain components used in the Company’s products, the FlowTriever and the ClotTriever systems. In October 2014, the Company, through a license agreement with Inceptus, obtained an exclusive, perpetual, fully paid-up irrevocable, worldwide license to the patents, patent applications and technology, including the right to grant and authorize sublicenses, to make, have made, use, sell, offer for sale, import and otherwise exploit products in connection with the licensed technology. The licensed technology is any and all technology involving a high wire count braid, excluding the tubular braiding subject to the sublicense agreement described below. Since the completion of the Company's IPO, Inceptus was no longer considered a related party as its stockholders were no longer principal stockholders of the Company. This disclosure is included for comparative purposes only.

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

Under the sublicense agreement, the Company is required to pay an ongoing quarterly administration fee, which amounted to $29,000 and $29,000 for the three months ended September 30, 2021 and 2020 and $87,000 and $58,000 for the nine months ended September 30, 2021 and 2020, respectively. Additionally, the Company is obligated to pay Inceptus an ongoing royalty ranging from 1% to 1.5% of the net sales of products utilizing the licensed intellectual property, subject to a minimum royalty quarterly fee of $1,000. The Company recorded royalty expense of $201,000 and $139,000 for the three months ended September 30, 2021 and 2020, and $586,000 and $325,000 for the nine months ended September 30, 2021 and 2020, respectively.

Other Services

The Company utilizes MRI The Hoffman Group (“MRI”), a recruiting services company owned by the brother of the Chief Executive Officer and President and member of the board of directors of the Company. The Company paid for recruiting services provided by MRI amounting to $38,000 and $140,000 for the three months ended September 30, 2021 and 2020, and $301,000 and $387,000 for the nine months ended September 30, 2021 and 2020, respectively, which was included in operating expenses on the condensed consolidated statements of operations. As of September 30, 2021 and December 31, 2020, there was no balance payable to MRI.

10. Debt

Bank of America Credit Facility

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In September 2020, the Company entered into a senior secured revolving credit facility with Bank of America (the “Credit Agreement”), as amended, under which the Company may borrow loans up to a maximum principal amount of $30 million. The amount available to borrow under the Credit Agreement is comprised of a) 85% of eligible accounts receivable, plus b) pledged cash (up to $10 million). There was no principal amount outstanding and no cash was pledged under the Credit Agreement as of September 30, 2021 and December 31, 2020.

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

The Credit Agreement also includes a Letter of Credit subline facility (the “LC Facility”) of up to $5 million. The aggregate stated amount outstanding of letter of credits reduces the total borrowing base available under the Credit Agreement. The Company is required to pay the following fees under the LC Facility are as follows: (a) a fee equal to the applicable margin in effect for LIBOR loans (currently 2.25%) times the average daily stated amount of outstanding letter of credits; (b) a fronting fee equal to 0.125% per annum on the stated amount of each letter of credit outstanding. As of September 30, 2021, the Company had two letters of credit in the aggregated amount of $1.8 million outstanding under the LC Facility. As of December 31, 2020, the Company had one letter of credit in the amount of $1.5 million outstanding under the LC Facility.

The Company paid Bank of America a closing fee of $150,000 and incurred approximately $290,000 in legal and other fees directly related to the Credit Agreement. The Credit Agreement contains certain customary covenants and events of default, including: payment defaults, breaches of any representation, warranty or covenants, judgment defaults, cross defaults to certain other contracts, certain events with respect to governmental approvals if such events could cause a material adverse change, a material impairment in the perfection or priority of the lender's security interest or in the value of the collateral, a material adverse change in the business, operations, or condition of us or any of our subsidiaries, and a material impairment of the prospect of repayment of the loans. Upon the occurrence of an event of default, a default increase in the interest rate of an additional 2.0% could be applied to the outstanding loan balance and the lender could declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan and security agreement. The Company was in compliance with its covenant requirements as of September 30, 2021. Obligations under the Credit Agreement are secured by substantially the Company’s assets, excluding intellectual property.

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

In August 2020, the Company repaid the SB Credit Facility in full.

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Deferred Financing Costs

As of September 30, 2021 and December 31, 2020, costs incurred directly related to debt financings were included in deposits and other assets and are being amortized over the three-year life of the Credit Agreement on the straight-line basis as follows (in thousands):

	September 30, 2021	December 31, 2020
Deferred financing costs	$430	$430
Accumulated amortization	(155)	(47)
Unamortized deferred financing costs	$275	$383

11. Stockholder’s Equity

Redeemable Convertible Preferred Stock

In connection with the IPO in May 2020, the 31,968,570 shares of redeemable convertible preferred stock then outstanding were converted into 31,968,570 shares of common stock.

Warrants

There were no warrants outstanding as of September 30, 2021 and December 31, 2020. The Company had previously issued common stock warrants and redeemable convertible preferred stock warrants (“Preferred Warrants”) allowing the holders to obtain shares of redeemable convertible preferred stock that contain a liquidation preference. Because this liquidation preference may have been payable in cash upon a change in control of the Company or upon exercise of redemption rights and because such a transaction was considered to be outside of the control of the Company, the Preferred Warrants were classified as liabilities in the Company’s consolidated balance sheets and were presented at their estimated fair values at each reporting date. On the completion of the IPO, all the outstanding Preferred Warrants were converted into warrants to purchase an aggregate of 256,588 shares of common stock, which resulted in the reclassification of the convertible preferred stock warrant liabilities to additional paid-in capital.

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

In March 2020, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”), which became effective in connection with the IPO. As a result, the Company may not grant any additional awards under the 2011 Plan. The 2011 Plan will continue to govern outstanding equity awards granted thereunder. The Company has initially reserved 3,468,048 shares of common stock for the issuance of a variety of awards under the 2020 Plan, including stock options, stock appreciation rights, awards of restricted stock and awards of restricted stock units. In addition, the number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2021, in an amount equal to 3% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As of September 30, 2021, there were 4,737,872 shares available for issuance under the 2020 Plan, including 1,477,548 additional shares reserved effective January 1, 2021.

Stock Options

A summary of stock option activities under the 2011 Plan for the nine months ended September 30, 2021 is as follows (intrinsic value in thousands):

	Number of Awards	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Outstanding, December 31, 2020	3,436,785	$1.36	$0.98	7.76	$295,331
Exercised	(660,286)	$1.11	$0.86		$61,295
Cancelled	(54,086)	$2.00	$1.27		$5,126
Outstanding, September 30, 2021	2,722,413	$1.41	$1.00	7.31	$216,962
Vested and exercisable at September 30, 2021	1,500,483	$1.02	$0.75	7.10	$120,162
Vested and expected to vest at September 30, 2021	2,656,225	$1.38	$0.99	7.30	$211,758

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model.

Restricted Stock Units

In March 2019, the Company granted, under the 2011 Plan, 2,867,326 restricted stock unit awards (“RSUs”) to certain employees that vest only upon the satisfaction of both a time-based service condition and a performance-based condition. The performance-based condition is a liquidity event requirement that was satisfied on the effective date of the IPO of the Company’s common stock. The RSUs are subject to a four-year cliff vesting and will vest in March 2023. If the RSUs vest, the actual number of RSUs that will vest will be dependent on the per share value of the Company’s common stock, which is a market-based condition, determined based on the average closing price of the Company’s common stock for the three-month period immediately preceding the satisfaction of the service condition. In July 2021, the Company accelerated the vesting of 96,658 RSUs and accounted for the vesting acceleration as a modification under ASC 718. The Company recognized a one-time stock-based compensation expense as a result of this modification of approximately $8.3 million, which was determined based on the fair value of the Company’s shares of common stock at the time of the modification and is included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).

RSU activities under the 2011 Plan is set forth below (intrinsic value in thousands):

	Number of Awards	Weighted Average Fair Value	Intrinsic Value
Outstanding, December 31, 2020	2,867,326	$0.17	$250,289
Vested	(96,658)	$0.17	$8,679
Cancelled	(57,994)	$0.17	$5,207
Outstanding, September 30, 2021	2,712,674	$0.17	$219,998

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

RSU activities under the 2020 Plan is set forth below (intrinsic value in thousands):

	Number of Awards	Weighted Average Fair Value	Intrinsic Value
Outstanding, December 31, 2020	222,564	$58.86	$19,428
Granted	432,450	$101.49	$43,889
Vested	(66,995)	$74.18	$6,424
Cancelled	(23,411)	$86.60	$2,196
Outstanding, September 30, 2021	564,608	$88.54	$45,790

Total compensation cost for all share-based payment arrangements recognized, including $546,000 and $1,867,000 of stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2021, respectively, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of goods sold	$218	$37	$597	$109
Research and development	580	199	1,601	323
Selling, general and administrative	11,701	723	18,741	1,527
	$12,499	$959	$20,939	$1,959

Total compensation costs as of September 30, 2021 related to all non-vested awards to be recognized in future periods was $45,226,000 and is expected to be recognized over the remaining weighted average period of 3.2 years (See Note 16).

Employee Share Purchase Plan

In May 2020, the Company adopted the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective on the date the ESPP was adopted by the Company’s board of directors. The Company initially reserved 990,870 shares of common stock for purchase under the ESPP. Each offering to the employees to purchase stock under the ESPP begin on each August 1 and February 1 and end on the following January 31 and July 31, respectively. The Company's first offering period under the ESPP began on August 1, 2020. On each purchase date, which falls on the last date of each offering period, ESPP participants purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. The occurrence and duration of offering periods under the ESPP are subject to the determinations of the Company’s Compensation Committee, in its sole discretion.

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended September 30, 2021
Expected term (in years)	0.5
Expected volatility	51.47% - 51.91%
Dividend yield	0.00%
Risk free interest rate	0.06% - 0.08%

As of September 30, 2021, 85,049 shares of common stock have been purchased under the ESPP and 1,398,337 shares are reserved for future purchases.

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

13. Income Taxes

The following table reflects the Company’s provision (benefit) for income taxes for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Loss) income before income taxes	$(2,743)	$6,496	$9,004	$6,804
Provision for income taxes	61	—	271	—
Net (loss) income	$(2,804)	$6,496	$8,733	$6,804
Provision for income taxes as a percentage of (loss) income before income taxes	2.2%	0.0%	3.0%	0.0%

The effective tax rate for all periods is driven by business credits, equity compensation, state taxes, and the change in valuation allowance.

Valuation Allowance

ASC 740 requires that the tax benefit of net operating losses, or NOLs, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryback or carryforward periods. As of December 31, 2020, the Company maintained a full valuation allowance of $11.9 million against the Company's net deferred tax assets. As of September 30, 2021, the Company believes that the deferred tax assets are currently not considered more likely than not to be realized and, accordingly, has maintained a full valuation allowance against its deferred tax assets. The Company will continue to assess its position on the realizability of its deferred tax assets, until such time as sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Any release of the valuation allowance will result in a material benefit recognized in the quarter of release.

Uncertain Tax Positions

The Company has recorded uncertain tax positions related to its federal and California research and development credit carryforwards. No interest or penalties have been recorded related to the uncertain tax positions due to available NOLs to offset the uncertain tax positions. It is not expected that there will be a significant change in uncertain tax position in the next twelve months. The Company is subject to U.S. federal and state income tax as well as to income tax in multiple state jurisdictions, and various foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. As of the date of the financial statements, there are no tax examinations in progress. The statute of limitations for tax years ended after December 31, 2015 and December 31, 2016 are open for state and federal tax purposes, respectively.

Taxpayer Certainty and Disaster Tax Relief Act of 2020

The Taxpayer Certainty and Disaster Tax Relief Act of 2020 ("the Act"), was enacted on December 27, 2020. It was a response to continued market volatility and instability resulting from the coronavirus pandemic and includes provisions to support businesses in the form of loans, grants, and tax changes, among other types of relief. The Company has reviewed and incorporated the income tax changes included in the Act, including the deductibility of meals expenses previously not deductible for tax purposes. The Company does not believe there will be a material effect on its income tax provision. The Company currently does not expect to apply for loans or grants expanded by the Act.

14. Retirement Plan

In December 2017, the Company adopted the Inari Medical, Inc. 401(k) Plan which allows eligible employees after one month of service to contribute pre-tax and Roth contributions to the plan, as allowed by law. The plan assets are held by Vanguard and the plan administrator is Ascensus Trust Company. Beginning in January 2021, the Company contributes a $1.00 match for every $1.00 contributed by a participating employee up to the greater of $3,000 or 4% of eligible compensation under the plan, with such Company's contributions becoming fully vested immediately. For the three and nine months ended September 30, 2021, the Company recognized $836,000 and $2,595,000 in matching contributions expense.

15. Net Income (Loss) Per Share

The components of net income per share are as follows:

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (in thousands)	$(2,804)	$6,496	$8,733	$6,804
Denominator:
Weighted average number of common shares outstanding - basic	50,001,996	48,335,443	49,664,037	26,423,681
Common stock equivalents from convertible preferred stock	—	—	—	16,684,327
Common stock equivalents from outstanding common stock options	—	3,741,595	2,927,569	3,627,363
Common stock equivalents from unvested RSUs	—	2,923,912	2,917,867	2,854,947
Common stock equivalents from ESPP	—	-	847	—
Common stock equivalents from outstanding warrants	—	174,907	—	170,102
Common stock equivalents from restricted stock	—	179,989	741	179,989
Weighted average number of common shares outstanding - diluted	50,001,996	55,355,846	55,511,061	49,940,409
Net income (loss) per share:
Basic	$(0.06)	$0.13	$0.18	$0.26
Diluted	$(0.06)	$0.12	$0.16	$0.14

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the three months ended September 30, 2021, due to their anti-dilutive effect:

Three Months Ended September 30, 2021
Common stock options	2,732,986
RSUs	2,778,176
Restricted stock subject to future vesting	741
5,511,904

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

Overview

We are a commercial-stage medical device company focused on developing products to treat and transform the lives of patients suffering from venous diseases. Our primary product offering consists of two minimally-invasive, novel catheter-based mechanical thrombectomy devices. We purpose-built our products for the specific characteristics of the venous system and the treatment of the two distinct manifestations of venous thromboembolism ("VTE") – deep vein thrombosis ("DVT") and pulmonary embolism ("PE").

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

Prior to our IPO, our primary sources of capital were private placements of preferred stock, debt financing arrangements and revenue from sales of our products. Since inception, we had raised a total of approximately $54.2 million in net proceeds from private placements of preferred stock. As of September 30, 2021, we had cash, cash equivalents, and short-term investment of $162.6 million, no long-term debt outstanding and an accumulated deficit of $18.7 million.

For the three months ended September 30, 2021, the Company generated $72.9 million in revenues with a gross margin of 90.3% and net loss of $(2.8) million, as compared to revenues of $38.7 million with a gross margin of 91.7% and net income of $6.5 million for the three months ended September 30, 2020.

For the nine months ended September 30, 2021, the Company generated $193.8 million in revenues with a gross margin of 91.5% and net income of $8.7 million, as compared to revenues of $91.1 million with a gross margin of 89.7% and net income of $6.8 million for the nine months ended September 30, 2020.

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

In response to the pandemic, in March 2020, many governmental authorities suspended or canceled elective, specialty and other procedures and appointments, and some states and countries issued “stay at home” orders limiting non-essential activities, travel and business operations. These orders significantly decreased the number of procedures performed using our products during March and April 2020 and otherwise negatively impacted our operations. In response to the impact of COVID-19, we implemented a variety of measures to help manage through the impact and position us to resume operations quickly and efficiently once these restrictions were lifted. The results of 2021 reflect some recovery from the declines we experienced in 2020 as a result of COVID-19. However, with cases continuing to resurge in certain areas, and hospitals at capacity in some instances due to non-COVID-19 treatments, or staff or other resource constraints, to the extent individuals and hospital systems de-prioritize, delay or cancel deferrable medical procedures, our business, cash flows, financial condition and results of operations may continue to be negatively affected.

While we are encouraged by our results for the nine months ended September 30, 2021, we are aware that the actual and perceived impact of COVID-19 is changing and cannot be predicted. As a result, we cannot assure you that our recent procedure volumes are indicative of future results or that we will not experience additional negative impacts associated with COVID-19, which could be significant. We continue to focus our efforts on the health and safety of patients, healthcare providers and employees, while executing our mission of transforming lives of VTE patients. While we expect the COVID-19 pandemic may continue to negatively impact 2021 performance, we believe the long-term fundamentals remain strong and we will continue to effectively manage through these challenges.

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

	Three Months Ended
Procedures(1)	Sept 30, 2021	June 30, 2021	March 31, 2021	Dec 31, 2020	Sept 30, 2020
DVT	3,400	3,100	2,800	2,400	2,000
PE	3,300	2,800	2,700	2,200	1,700
	6,700	5,900	5,500	4,600	3,700

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

For the nine months ended September 30, 2021, our blended revenue per procedure averaged approximately $9,000, as compared to $9,100 for the nine months ended September 30, 2020, respectively. Blended revenue per procedure represents the average of the average selling price per ClotTriever and the average selling price per FlowTriever over total procedure volume.

Components of Our Results of Operations

Revenue

We currently derive substantially all our revenue from the sale of our ClotTriever and FlowTriever products to hospitals primarily in the United States. Our customers typically purchase an initial stocking order of our products and then reorder replenishment products as procedures are performed. No single customer accounted for 10% or more of our revenue during the three and nine months ended September 30, 2021 and 2020. We expect revenue to increase in absolute dollars as we expand our sales organization and sales territories, add customers, expand the base of physicians that are trained to use our products, expand awareness of our products with new and existing customers and as physicians perform more procedures using our products. Revenue for ClotTriever and FlowTriever products as a percentage of total revenue is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

ClotTriever	30%	37%	33%	38%
FlowTriever	70%	63%	67%	62%

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

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following table sets forth the components of our unaudited condensed consolidated statements of operations in dollars and as percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2021	%	2020	%	Change $
Revenue	$72,916	100.0%	$38,715	100.0%	$34,201
Cost of goods sold	7,040	9.7%	3,228	8.3%	3,812
Gross profit	65,876	90.3%	35,487	91.7%	30,389
Operating expenses:
Research and development	12,499	17.1%	5,217	13.5%	7,282
Selling, general and administrative	56,104	76.9%	23,080	59.6%	33,024
Total operating expenses	68,603	94.0%	28,297	73.1%	40,306
Income (loss) from operations	(2,727)	(3.7%)	7,190	18.6%	(9,917)
Other income (expense)
Interest income	27	0.0%	208	0.5%	(181)
Interest expense	(73)	(0.1%)	(251)	(0.6%)	178
Change in fair value of warrant liabilities	—	0.0%	—	0.0%	—
Other expenses	30	0.0%	(651)	(1.7%)	681
Total other expenses, net	(16)	(0.1%)	(694)	(1.8%)	678
Income (loss) before income taxes	$(2,743)	(3.8%)	$6,496	16.8%	$(9,239)

Revenue. Revenue increased $34.2 million, or 88.3%, to $72.9 million during the three months ended September 30, 2021, compared to $38.7 million during the three months ended September 30, 2020. The increase in revenue was due primarily to an increase in the number of products sold as we expanded our sales territories, opened new accounts and achieved deeper penetration of our products into existing accounts.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $3.8 million, or 118.1%, to $7.0 million during the three months ended September 30, 2021, compared to $3.2 million during the three months ended September 30, 2020. This increase was due to the increase in the number of products sold and additional manufacturing overhead costs incurred as we invested significantly in our operational infrastructure to support anticipated future growth. Gross margin for the three months ended September 30, 2021 decreased to 90.3%, compared to 91.7% for the three months ended September 30, 2020, due primarily to increased investment in direct labor and overhead as we expanded and planned for our relocation to our new facility, combined with improved operating leverage and a change in product mix.

Research and Development Expenses. R&D expenses increased $7.3 million, or 139.6%, to $12.5 million during the three months ended September 30, 2021, compared to $5.2 million during the three months ended September 30, 2020. The increase in R&D expenses was primarily due to increases of $4.4 million of personnel-related expenses, $1.2 million in materials and supplies, $1.0 million of clinical study and registry expenses, and $0.2 million in professional fees, in support of our growth drivers to increase our new product pipeline and build the clinical evidence base.

Selling, General and Administrative Expenses. SG&A expenses increased $33.0 million, or 143.1%, to $56.1 million during the three months ended September 30, 2021, compared to $23.1 million during the three months ended September 30, 2020. The increase in SG&A costs was primarily due to an increase of $26.8 million in personnel-related expenses as a result of increased headcount across our organization, increased commissions due to higher revenue and including an $8.3 million one-time stock-based compensation expense as a result of accelerated vesting of RSUs, an increase of $1.8 million in travel costs, an increase of $1.1 million in marketing expenses, an increase of $1.0 million in professional fees, an increase of $0.7 million in depreciation and software license fees, an increase of $0.5 million in insurance costs, and an increase of $0.4 million in facility related costs.

Interest Income. Interest income decreased by $181,000 or 87.0% to $27,000 during the three months ended September 30, 2021, compared to $208,000 during the three months ended September 30, 2020. The decrease in interest income was primarily due to lower interest rates during the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

Interest Expense. Interest expense decreased by $178,000 or 70.9% to $73,000 during the three months ended September 30, 2021, compared to $251,000 during the three months ended September 30, 2020. This decrease was primarily due to lower average borrowings under our credit facilities during the three months ended September 30, 2021.

Other Expenses. Other expenses of $30,000 for the three months ended September 30, 2021 consisted primarily of foreign currency losses.

Comparison of the nine months ended September 30, 2021 and 2020

The following table sets forth the components of our unaudited condensed consolidated statements of operations in dollars and as percentage of revenue for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2021	%	2020	%	Change $
Revenue	$193,766	100.0%	$91,059	100.0%	$102,707
Cost of goods sold	16,477	8.5%	9,420	10.3%	7,057
Gross profit	177,289	91.5%	81,639	89.7%	95,650
Operating expenses:
Research and development	32,292	16.7%	11,863	13.0%	20,429
Selling, general and administrative	135,899	70.1%	58,353	64.1%	77,546
Total operating expenses	168,191	86.8%	70,216	77.1%	97,975
Income from operations	9,098	4.7%	11,423	12.6%	(2,325)
Other income (expense)
Interest income	130	0.1%	409	0.4%	(279)
Interest expense	(220)	(0.1%)	(1,060)	(1.2%)	840
Change in fair value of warrant liabilities	—	0.0%	(3,317)	(3.6%)	3,317
Other expenses	(4)	0.0%	(651)	(0.7%)	647
Total other expenses, net	(94)	0.0%	(4,619)	(5.1%)	4,525
Income before income taxes	$9,004	4.7%	$6,804	7.5%	$2,200

Revenue. Revenue increased $102.7 million, or 112.8%, to $193.8 million during the nine months ended September 30, 2021, compared to $91.1 million during the nine months ended September 30, 2020. The increase in revenue was due primarily to an increase in the number of products sold as we expanded our sales territories, opened new accounts, achieved deeper penetration of our products into existing accounts, and, to a lesser extent, introduced new products. Revenue for the nine months ended September 30, 2020 was also negatively impacted by a rapid deceleration in the number of products sold due to the COVID-19 pandemic.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $7.1 million, or 74.9%, to $16.5 million during the nine months ended September 30, 2021, compared to $9.4 million during the nine months ended September 30, 2020. This increase was due to the increase in the number of products sold and additional manufacturing overhead costs incurred as we invested significantly in our operational infrastructure to support anticipated future growth. Gross margin for the nine months ended September 30, 2021 increased to 91.5%, compared to 89.7% for the nine months ended September 30, 2020, due to improved operating leverage and a change in product mix.

Research and Development Expenses. R&D expenses increased $20.4 million, or 172.2%, to $32.3 million during the nine months ended September 30, 2021, compared to $11.9 million during the nine months ended September 30, 2020. The increase in R&D expenses was primarily due to increases of $11.6 million of personnel-related expenses, $3.6 million in materials and supplies, $2.3 million of clinical study and registry expenses, and $1.5 million in professional fees, in support of our growth drivers to increase our new product pipeline and build the clinical evidence base.

Selling, General and Administrative Expenses. SG&A expenses increased $77.5 million, or 132.9%, to $135.9 million during the nine months ended September 30, 2021, compared to $58.4 million during the nine months ended September 30, 2020. The increase in SG&A costs was primarily due to an increase of $61.1 million in personnel-related expenses as a result of increased headcount across our organization, increased commissions due to higher revenue and increased stock-based compensation expenses including an $8.3 million one-time stock-based compensation expense as a result of accelerated vesting of RSUs, an increase of $3.9 million in professional fees, an increase of $3.8 million in travel costs, an increase of $2.0 million in marketing expenses, an increase of $1.9 million in insurance costs, and an increase of $1.8 million in depreciation and software license fees.

Interest Income. Interest income decreased by $279,000 or 68.2% to $130,000 during the nine months ended September 30, 2021, compared to $409,000 during the nine months ended September 30, 2020. The decrease in interest income was primarily due to lower interest rates during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

Interest Expense. Interest expense decreased by $840,000 or 79.2% to $220,000 during the nine months ended September 30, 2021, compared to $1.1 million for the nine months ended September 30, 2020. This decrease was primarily due to lower average borrowings under our credit facilities during the nine months ended September 30, 2021.

Change in Fair Value of Warrant Liabilities. We recorded no change in fair value of warrant liabilities for the nine months ended September 30, 2021 as no warrants were outstanding during the current period, compared to $3.3 million for the nine months ended September 30, 2020.

Other Expenses. Other expenses of $4,000 for the nine months ended September 30, 2021 consisted primarily of foreign currency losses.

Liquidity and Capital Resources

To date, our primary sources of capital have been the net proceeds we received through private placements of preferred stock, debt financing agreements, the sale of common stock in our IPO, and revenue from the sale of our products. On May 27, 2020, we completed our IPO, including the underwriters full exercise of their over-allotment option, selling 9,432,949 shares of our common stock at $19.00 per share. Upon completion of our IPO, we received net proceeds of approximately $163.0 million, after deducting underwriting discounts and commissions and offering expenses. In August 2020, we repaid in full the $30.0 million of principal owed under the credit facility with Signature Bank. As of September 30, 2021, we had cash and cash equivalents of $81.2 million, short-term investments of $81.4 million and an accumulated deficit of $18.7 million. In September 2020, we entered into a new revolving Credit Agreement with Bank of America which provides for loans up to a maximum of $30 million. As of September 30, 2021, we had no principal outstanding under the Credit Agreement and the amount available to borrow was approximately $28.2 million.

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

Cash Flows

The following table summarizes our cash flows for each of the nine-month periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$10,479	$3,536
Investing activities	(48,365)	(3,076)
Financing activities	4,693	143,889
Effect of foreign exchange rate on cash and cash equivalents	(266)	—
Net increase (decrease) in cash and cash equivalents	$(33,459)	$144,349

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2021 was $10.5 million, consisting primarily of net income of $8.7 million and non-cash charges of $23.7 million, offset by an increase in net operating assets of $21.9 million. The increase in net operating assets was primarily due to increases in accounts receivable of $10.9 million and inventories of $8.9 million to support the growth of our operations, an increase in prepaid and other assets of $4.5 million primarily from prepaid insurance, which were partially offset by increases in accounts payable of $2.0 million and accrued liabilities of $12.9 million due to timing of payments and growth of our operations, lease prepayments for lessor's owned leasehold improvements of $12.0 million and a decrease in operating lease liabilities of $0.6 million. The non-cash charges primarily consisted of $20.9 million in stock-based compensation expense, $2.1 million in depreciation, and $0.5 million in amortization of the right-of-use assets.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $48.4 million, consisting of $105.4 million purchases of marketable securities coupled with $10.9 million purchases of property and equipment, offset by maturities of short-term investments of $68.0 million.

Net cash used in investing activities for the nine months ended September 30, 2020 was $3.1 million, consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2021 was $4.7 million, consisting of proceeds of $5.6 million in proceeds from the issuance of common stock under our employee stock purchase plan and $0.7 million of proceeds from exercise of stock options, offset by $1.6 million of tax payments related to vested RSUs.

Net cash provided by financing activities in the nine months ended September 30, 2020 was $143.9 million, primarily consisting of net IPO proceeds of $164.4 million and net proceeds of $10.0 million received from additional borrowings under the credit facility with Signature Bank, partially offset by the $30.3 million repayments of the amount outstanding under the credit facility.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain market risks in the ordinary course of our business, including sensitivities as follows

Interest Rate Risk

The risk associated with fluctuating interest rates is primarily limited to our debt. As of September 30, 2021, we had repaid in full the SB Credit Facility and had no long-term debt outstanding. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Credit Risk

As of September 30, 2021, our cash, cash equivalents and short-term investments were primarily maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We do not believe we are exposed to any significant credit risk. Our cash equivalents are invested in highly rated money market funds.

Our accounts receivable primarily relate to revenue from the sale of our products to hospitals and medical centers primarily in the United States. No customer represented 10% or more of our accounts receivable as of September 30, 2021.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Inari Medical, Inc.

Date: November 9, 2021	By:	/s/ William Hoffman
William Hoffman
Chief Executive Officer and President (Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Mitchell Hill
Mitchell Hill
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)