Form 10-K
period 2021-12-31
Inari Medical, Inc.
filed 2022-02-23
CIK 1531048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $3.95 billion.

The number of shares of Registrant’s Common Stock outstanding as of February 18, 2022 was 50,617,254.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2021. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2021. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

ii

•
The use, misuse or off-label use of our products may result in injuries that lead to product liability suits, which could be expensive, divert management's attention and harm our reputation and business. We may not be able to maintain adequate product liability insurance;

•
We may not be able to maintain adequate levels of third-party coverage or delay payments related to our products;

•
If the quality of our products does not meet the expectations of physicians or patients, then our brand and reputation or our business could be adversely affected;

•
Our long-term growth depends on our ability to enhance our products, expand our indications and develop and commercialize additional products in a timely manner. If we fail to identify, acquire and develop other products, we may be unable to grow our business;

•
We may be unable to manage the anticipated growth of our business;

•
We may experience delays in production or an increase in costs if a manufacturing facility is damaged or becomes inoperable, or if we are required to vacate a facility;

•
A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, could adversely affect our business;

•
Our products and operations are subject to extensive government regulation and oversight in the United States and in foreign countries;

•
We may not receive, or may be delayed in receiving, the necessary clearances, certifications or approvals for our future products or modifications to our current products, and failure to timely obtain necessary clearances, certifications or approvals for our future products or modifications to our current products would adversely affect our ability to grow our business; and

•
Our success will depend on our, and any of our current and future licensors’, ability to obtain, maintain and protect our intellectual property rights.

iii

PART I

Item 1. Business.

Overview

We are a medical device company with a mission to treat and transform the lives of patients suffering from venous and other diseases. Our current product offerings consist of two minimally-invasive, novel catheter-based mechanical thrombectomy systems, which are purpose-built for the specific characteristics of the venous system and the treatment of the two distinct manifestations of venous thromboembolism, or VTE – deep vein thrombosis, or DVT, and pulmonary embolism, or PE. VTE is a disease caused by blood clot formation in the veins of the body and is a leading cause of death and disability worldwide. VTE represents the third most common vascular diagnosis in the United States after myocardial infarction and stroke. We also have a number of products under development, and we remain focused on creating purpose-built systems for the treatment of a specific disease state.

In furtherance of our mission, we intend to establish our products as the standard of care for the treatment of venous and other diseases. The key elements of our growth strategy are:

•
Continuing to expand our sales force;
•
Driving deeper product penetration with our hospital customers;
•
Building clinical evidence to support changes to VTE treatment guidelines;
•
Developing products to enhance performance and address unmet needs; and
•
Expanding into new markets.

We have experienced significant growth since we began commercializing our products in the United States. We generated revenue of $277.0 million, with a gross margin of 91.1% and net income of $9.8 million for the year ended December 31, 2021, compared to revenue of $139.7 million, with a gross margin of 90.6% and net income of $13.8 million for the year ended December 31, 2020.

Our Solution

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

Historically, development efforts for mechanical thrombectomy devices have focused on arterial devices, which are then repurposed for use in the venous system. Given the significant differences between the arterial and venous systems and the clot that forms in each system, these devices have difficulty removing venous clot, which is often older, firmer and substantially larger than arterial clot.

Thrombolytic drugs accelerate the body’s natural mechanisms for breaking down clot but have limited effectiveness on most venous clot. These drugs also are associated with a risk of spontaneous major bleeding, including catastrophic bleeding in the brain. In addition, these drugs are expensive and require monitoring in a critical care setting, such as the intensive care unit, or ICU.

We believe the best way to treat VTE and improve the quality of life of patients suffering from this disease is to safely and effectively remove the blood clot. With that in mind, we designed and purpose-built our ClotTriever and FlowTriever systems. The ClotTriever is a mechanical thrombectomy system designed to core, capture and remove large clots from large vessels and is used to treat DVT. The FlowTriever is a large bore catheter-based aspiration and mechanical thrombectomy system designed to remove large clots from large vessels to treat PE. Both products are designed to eliminate the need for thrombolytic drugs.

We believe our products are transformational because they offer hospitals, physicians and patients the following key benefits:

•
Capture and remove large clot burden from large vessels;
•
Liberate clot mechanically;
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

Patients with DVT can experience swelling, cramping and unexplained pain in the foot, ankle or leg, warm skin and discoloration of the skin. Symptoms can persist and worsen over time if left untreated. Up to 50% of patients suffering from deep vein thrombosis will develop post-thrombotic syndrome, or PTS, which is caused by chronic scarring and occlusion of vessels. PTS is a severe, lifestyle-limiting disease that is characterized by chronic pain, swelling and skin ulcers. Approximately 90% of patients with PTS are unable to work 10 years after diagnosis.

Patients with PE can experience trouble breathing, chest pain, coughing blood, rapid heartbeat, passing out and, ultimately, death. Up to 50% of patients who survive have long-term residual pulmonary vascular obstruction due to the body’s inability to break down and eliminate the clot. These patients may experience significant impaired function of the heart and lungs, shortness of breath, reduced exercise capacity and lifestyle limitations, and have a statistically higher rate of recurrent PE, pulmonary hypertension, heart failure and death. PE is the third leading cause of cardiovascular death and a leading cause of preventable deaths in hospitals. For example, high risk and intermediate risk PE have mortality rates of up to 50% and 12 to 15%, respectively, with approximately 5% and 45% of PE patients categorized as high risk and intermediate risk, respectively.

We estimate that approximately 1.6 million people present with VTE in the United States each year, with approximately 1.0 million patients diagnosed with DVT and approximately 560,000 patients diagnosed with PE each year. Based on a recent reassessment of the US total VTE addressable market, of these estimated annual DVT and PE diagnoses, we believe approximately 410,000 DVT patients and approximately 280,000 PE patients could benefit from safe and effective treatment with our ClotTriever and FlowTriever products each year, respectively. In addition, among the approximately 1.0 million DVT patients, we believe there are approximately 20,000 patients with clot in transit in the right atrium who could benefit from treatment with FlowTriever products. Taken together, this represents an updated potential annual addressable U.S. market opportunity for our current products of approximately $5.8 billion. We also believe there is a substantial market opportunity outside the United States.

ClotTriever System

The ClotTriever system is a mechanical thrombectomy system designed to core, capture and remove large clots from large vessels and is used to treat DVT. The ClotTriever is a single-use, sterile system that is deployed over a wire and does not require capital equipment. A ClotTriever procedure is performed in a catheterization laboratory, or cath lab, interventional suite or operating room. Each component is packaged separately and may be sold individually or as part of a system. The ClotTriever is 510(k) cleared for the non-surgical removal of thrombi and emboli from blood vessels, and for the injection, infusion, and/or aspiration of contrast media and other fluids into or from a blood vessel, and is intended for use in the use in the peripheral vasculature including in patients with DVT, and is CE marked for the treatment of DVT.

The ClotTriever system consists of the following primary components:

Component Name	Description
ClotTriever Catheter	Features a nitinol coring element and braided collection bag, designed to core and collect clot for extraction from the ClotTriever Sheath
ClotTriever Sheath	Features a self-expanding nitinol mesh funnel to facilitate clot removal and a large bore sideport for rapid aspiration

FlowTriever System

The FlowTriever is a large bore catheter-based aspiration and mechanical thrombectomy system designed to remove large clots from large vessels to treat PE. The FlowTriever is a single-use, sterile system that is deployed over a wire and does not require capital equipment. A FlowTriever procedure is performed in a cath lab, interventional suite or operating room. Each component is packaged separately. The FlowTriever is 510(k)-cleared by the FDA for the non-surgical removal of emboli and thrombi from blood vessels, and injection, infusion, and/or aspiration of contrast media and other fluids into or from a blood vessel, and is intended for use in the peripheral vasculature and for the treatment of PE, and is CE marked for the treatment of PE. Triever catheters, a component of the FlowTriever system, are also intended for use in the treatment of clot in transit from the right atrium.

The FlowTriever system consists of the following components, which are included in the price of the system:

Component Name	Description
Triever Aspiration Catheter

Features a highly trackable, large lumen catheter, and large bore syringe designed to rapidly extract large volumes of clot while limiting blood loss; Catheters are available in 24, 20 and 16 French sizes. These large lumen catheters can generate a higher rate of aspirational blood flow than small lumen catheters, as the wider catheter can carry more blood volume, at a lower resistance, than a narrower tube

Triever 20 Curve	Fully braided large bore lumen 20F catheter with a customizable 260 degree bend tip designed for improved navigability and torqueability for more challenging anatomies
FlowTriever Catheter

Features three self-expanding nitinol mesh disks that are designed to engage, disrupt, and deliver clot to the Triever Aspiration Catheter for extraction; available in S, M, L and XL sizes to treat vessel sizes ranging from 6 to 25mm in diameter

Ancillary Products

In addition to our ClotTriever and FlowTriever systems, we have developed and continue to innovate on product enhancements and new offerings that are ancillary to these systems. The following is a list of our current ancillary products:

Product	Description
FlowSaver

Designed to enable effectively bloodless thrombectomy for PE; used with the FlowTriever system to reduce blood loss by filtering aspirated thrombi and blood for reinfusion back to the patient; includes a 40 micron filtration system, a clot reservoir, and a 60cc collection syringe; included in the price of a procedure with the FlowTriever system

FlowStasis

First large bore suture retention device designed to address all aspects of venous access site closure; purpose-built to improve upon standard of care suturing techniques; sold separately and also included as part of the price of a procedure with the FlowTriever system

FlowTriever 2

New disk shape designed to capture and remove wall adherent clot and shorten treatment periods to afford less risk of vessel damage; 510(k)-cleared for use in the peripheral vasculature; included in the price of a procedure with the FlowTriever system

Four Pillar Foundation

Our ethos is to take care of patients, take care of our people, and make no small plans. We have established a four pillar foundation of success:

•
Education – this includes our Clot Warrior Academy, Advanced Users Forum and Sales Training;
•
Clinical Research – we believe we have the largest, all-comer registries and best-in-class safety data;
•
Product Development – we have an industry-leading pipeline of enhanced and new products, with the ability to rapidly iterate; and
•
Program Development – we have a team dedicated to program building, including our VTE Excellence platform.

Education

We have an established and experienced team of medical education professionals, who lead regular national, regional and local training and educational programs for both interventional and non-interventional physicians, nursing staff and other personnel involved in our procedures at a hospital. Our medical affairs team, led by Thomas Tu, M.D., our Chief Medical Officer and an interventional cardiologist by training, consists of four full-time physicians (two interventional cardiologists, including Dr. Tu, one interventional radiologist and one pulmonologist with expertise in PE). With our team of experts, we have greatly expanded our Clot Warrior Academy since its launch in 2020 to provide regular and interactive training dozens of times per year. We host Advanced Users Forum events to help physicians that are familiar with our devices and procedures to learn additional and enhanced techniques. Because our sales representatives attend approximately 85% of procedures where our devices are used, we also have a robust sales training program to ensure they are able to support our customers and to keep them up to speed on clinical and device-related updates.

Clinical Research

Since our inception, we have focused on generating clinical data to demonstrate the safety and efficacy of our products, and to build evidence to support updating the guidelines for the treatment of VTE. Importantly, during 2021, we announced our first randomized controlled trial, PEERLESS. PEERLESS is a prospective, multicenter trial enrolling up to 700 patients at 60 centers that will compare the clinical outcomes of patients with intermediate-high risk PE treated with FlowTriever to those treated with catheter-directed thrombolysis.

In addition, we have three registry studies underway – CLOUT for the ClotTriever system in DVT patients; FLASH for the FlowTriever system in PE patients; and FLAME specifically for high-risk PE patients. We have completed our FlowTriever Pulmonary Embolectomy Clinical Study, or FLARE study, which supported the FDA clearance and our affixation of the CE mark for the FlowTriever for the treatment of PE without the use of thrombolytic drugs. There are also multiple ongoing investigator-initiated studies.

Product Development

We are dedicated to the treatment of venous and other diseases, and are committed to driving innovation for the treatment of patients. We believe our ability to develop innovative products is attributable to our focus on the specific anatomical system, the design philosophy and product innovation process that we have implemented, our efforts to leverage and expand our clinical evidence, and the insights that we have gained from our work in developing our products to date. Our engineering team has broad mechanical and biomedical engineering, project management, materials science, design and prototyping expertise.

Our research and development effort is informed by near real-time field-based input from our sales organization, physicians and the direct field experience of our engineers. Our development efforts are focused on developing the best treatment for patients and we center our efforts on feedback from our customers, who are at the front lines treating patients with VTE. This process has allowed us to rapidly innovate and enhance our products, and we continue to develop new products for our portfolio.

We are currently focused on three key goals as we develop additional and next generation products for commercialization. First, we seek to continue to enhance the effectiveness, efficiency and ease of use of our current products. Second, we plan to expand the application of our thrombectomy technology to areas of the body that are not addressed by our existing products. Third, we are developing solutions beyond thrombectomy to address other unmet needs.

For the years ended December 31, 2021, 2020 and 2019, our research and development expenses were $51.0 million, $18.4 million and $7.2 million, respectively.

Program Development

We believe that the standard of care for the treatment of VTE will evolve similar to that of other thrombotic diseases, such as myocardial infarction and stroke, to anticoagulants together with catheter-based interventions. We believe our purpose-built products are further driving this evolution of treatment and we are committed to changing the standard of care for DVT and PE. In this regard, we have hired a dedicated team of professionals to work on innovative ideas for educating facilities and administrators on the benefits of having a dedicated VTE response team, institutional guidelines for treatment of VTE, and a comprehensive quality review of their respective VTE programs. The efforts we make to improve VTE treatment awareness and procedural excellence overlap with our continued push for more robust clinical evidence and collaboration with, and input from key stakeholders, including physicians that treat VTE and non-interventional stakeholders who are instrumental in making referrals or establishing treatment protocols within medical facilities.

Sales and Marketing

We believe our mission-focused and highly-trained commercial organization provides a significant competitive advantage. Our most important relationships are between our sales representatives and our treating physicians, which include interventional cardiologists, interventional radiologists and vascular surgeons. We recruit sales representatives who have substantial and applicable medical device and/or sales experience. Our front-line sales representatives typically attend procedures, which puts us at the intersection of the patient, product and physician. We have developed systems and processes to harness the information gained from these relationships and we leverage this information to rapidly iterate products, introduce and execute physician education and training programs and scale our sales organization. We market and sell our products to hospitals, which are reimbursed by various third-party payors.

We have dedicated meaningful resources to building a direct sales force in the United States, with our sales force covering over 200 territories as of December 31, 2021. We continue to actively expand our sales organization through additional sales representatives and territories.

We currently sell our products to over 1,200 of the approximately 2,000 hospitals in the United States with a cath lab or interventional suite where catheter-based procedures can be performed. As we expand our network of hospital customers and leverage our expanding sales organization, we seek to increase awareness within these hospitals and with our treating physicians, referring physicians and other stakeholders at the account level in order to drive greater adoption of our products as the preferred first-line solution for the treatment of patients. This strategy enables our sales representatives to have regular and targeted communications to convey the benefits of our products to non-interventional physicians, such as emergency department physicians and pulmonologists.

Manufacturing and Supply

We currently manufacture and assemble our products at our approximately 120,000 square foot facility in Irvine, California. We also inspect, test, package and ship finished products from this facility. We have intentionally pursued a vertically integrated manufacturing strategy. We believe this offers important advantages, including rapid product iteration and control over our product quality. We believe our current manufacturing capacity is sufficient to meet our current expected demand for at least the next 12 months.

We are registered with the FDA as a medical device manufacturer and are licensed by the State of California to manufacture and distribute our medical devices. We are required to manufacture our products in compliance with the FDA’s Quality System Regulation, or QSR. The FDA enforces the QSR through periodic inspections and may also inspect the facilities of our suppliers. In October 2021, we moved to our current Irvine, California facility, which has been registered with the FDA and was approved by the State of California for the manufacture and distribution of our medical devices. The FDA conducted its most recent inspection in August 2016. This inspection was conducted at our prior facility, which was also located in Irvine, California. The FDA has not conducted an inspection at our current facility.

We have received International Organization for Standardization, or ISO, 13485:2016 certification for our quality management system. ISO certification generally includes recertification audits every third year, scheduled annual surveillance audits and periodic unannounced audits. The most recent recertification audit was conducted at our prior facility, which is also located in Irvine, California, in October 2021 and an unannounced audit in November 2021, both of which resulted in no major non-conformities noted. We also had one special assessment audit in December 2021 of our new facility, with no major non-conformities identified.

We use a combination of internally manufactured and externally-sourced components to produce our ClotTriever and FlowTriever systems. Externally-sourced components include off-the-shelf materials, sub-assemblies and custom parts that are provided by approved suppliers. Almost all of these components, including the nitinol coring element of the ClotTriever, are provided by single-source suppliers. While there are other suppliers that could make or provide any one of our externally-sourced components, we seek to manage single-source supplier risk by regularly assessing the quality and capacity of our suppliers, implementing supply and quality agreements where appropriate and actively managing lead times and inventory levels of sourced components. In addition, we are currently in the process of identifying and approving alternative suppliers to dual or multi-source certain of our components. We generally seek to maintain sufficient supply levels to help mitigate any supply interruptions and enable us to find and qualify another source of supply. For certain components, we estimate that it would take up to six months to find and qualify a second source. Order quantities and lead times for externally sourced components are based on our forecasts, which are derived from historical demand and anticipated future demand. Lead times for components may vary depending on the size of the order, time required to fabricate and test the components, specific supplier requirements and current market demand for the materials, sub-assemblies and parts.

Our suppliers are evaluated, qualified and approved as part of our supplier quality program, which includes verification and monitoring procedures to ensure that our suppliers comply with FDA and ISO standards as appropriate, as well as our own specifications and requirements. We inspect and verify externally-sourced components under strict processes supported by internal policies and procedures. We maintain a rigorous change control policy to assure that no product or process changes are implemented without our prior review and approval.

Our finished products are ethylene oxide sterilized at a local, qualified supplier.

Competition

The medical device industry is highly competitive, subject to rapid change and significantly affected by the introduction of new products and technologies and other activities of industry participants. For our VTE products, we compete with manufacturers of thrombolytic drugs, such as Roche, and with medical device companies that manufacture thrombectomy devices and systems used to treat vascular blockages. These systems include water jets, ultrasonic acoustic field generators, aspirators, catheters and others. Our primary medical device competitors are divisions of Boston Scientific Corporation, Penumbra, Abbott, Philips, AngioDynamics, and Teleflex, and multiple smaller companies that have single products or a limited range of products. There is growing interest in the treatment of VTE disease with catheter-based solutions, and there are a significant number of approved thrombectomy devices available or entering the market in the near term. As this interest continues to grow, we anticipate that this competition will intensify.

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

We compete primarily on the basis that our ClotTriever and FlowTriever systems are designed specifically for the venous system and are able to treat patients with DVT and PE safely, effectively and without the need for thrombolytic drugs and their related costs and complications. Our overall competitive position is dependent upon a number of factors, including patient outcomes and adverse event rates, patient experience and treatment time, acceptance by hospitals, physicians and referral sources, ease-of-use and reliability, patient recovery time and level of discomfort, economic benefits and cost savings, availability of reimbursement and the strength of clinical data and supporting evidence. One of the major hurdles to adoption of our products will be overcoming established treatment patterns, which we seek to accomplish through our four pillar foundation and driving the education of referral sources and physicians, generating supportive clinical data and developing VTE treatment programs with hospitals and other customers.

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

As of December 31, 2021, we held 32 U.S. patents, which are expected to expire between March 2025 and April 2037, 21 pending U.S. patent applications, six issued foreign patents, 22 pending foreign patent applications and eight pending Patent Cooperation Treaty applications, excluding our licensed and sublicensed patents. The term of individual patents depends on the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a nonprovisional patent application in the applicable country. Our patents include a number of claims related to our systems, future concepts for our products and methods for treating vascular occlusions and embolisms.

As of December 31, 2021, we also licensed two U.S. patents and sublicensed one U.S. patent related to braiding elements of our product designs, such as the tubular braiding of our clot collection bag. The licensed U.S. patent is expected to expire in October 2037 and is licensed pursuant to an amended and restated technology agreement, dated March 2, 2018, between Inceptus Medical, LLC, or Inceptus, and us. The license is a worldwide, exclusive, royalty-free license in the field of the treatment of embolism and thrombosis in human vasculature other than carotid arteries, coronary vasculature and cerebral vasculature. The sublicensed U.S. patent is expected to expire in March 2030, unless terminated earlier, and is sublicensed pursuant to a sublicense agreement, dated August 1, 2019, between Inceptus and us. Pursuant to the sublicense agreement, Inceptus granted us a non-transferable, worldwide, exclusive sublicense to its licensed intellectual property related to the tubular braiding for the non-surgical removal of clots and treatment of embolism and thrombosis in human vasculature other than carotid arteries, coronary vasculature and cerebral vasculature. Inceptus licensed this intellectual property pursuant to an intellectual property license agreement, dated May 4, 2018, between Inceptus and Drexel University.

There is no active patent litigation involving any of our patents and we have not received any notices of any patent infringement.

As of December 31, 2021, we had 17 registered trademarks and eight pending trademark applications worldwide, including trademark registrations for “Inari Medical”, “FlowTriever” and “ClotTriever” in the United States and other countries.

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

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, or approval of a premarket approval application, or PMA. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents.

While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device, also referred to as a 510(k) clearance. Class III devices are those deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices deemed not substantially equivalent to a previously cleared 510(k) device, requiring approval of a PMA. Our currently marketed products are Class II devices subject to 510(k) clearance.

510(k) Clearance Marketing Pathway

Our current products are subject to premarket notification and clearance under section 510(k) of the FDCA. To obtain 510(k) clearance, we must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to a predicate device already on the market, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence.

If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the “de novo” process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

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

PMA Approval Pathway

Class III devices require PMA approval before they can be marketed, although some pre-amendment Class III devices for which FDA has not yet required approval of a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR.

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

During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, the sponsor, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

Post-market (Ongoing) Regulation

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

Manufacturing processes for medical devices are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. Manufacturers are subject to periodic scheduled or unscheduled inspections by the FDA. Failure to maintain compliance with the QSR requirements could result in the shut- down of, or restrictions on, manufacturing operations and the recall or seizure of marketed products. The discovery of previously unknown problems with products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

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

Additionally, the federal Physician Payments Sunshine Act and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) annually report information related to certain payments or other transfers of value made or distributed to physicians (as defined by statute), certain other non-physician practitioners and teaching hospitals, certain ownership and investment interests held by physicians and their immediate family members.

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

Foreign Regulation

General

International sales of medical devices are subject to a variety of foreign government regulations, which may vary substantially from country to country. We expect this global regulatory environment will continue to be complex and evolving, which could impact the cost, the time needed to approve, and our ability to maintain existing approvals or certifications or obtain future approvals or certifications for our products, and require extensive compliance and monitoring obligations in the countries where we sell or distribute our products. In addition, our international operations, distribution and sales require us to comply with: the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions; U.S. and foreign export control, trade embargo and customs laws; U.S. and foreign tax laws; employment, immigration and labor laws; local intellectual property laws, which may not protect intellectual property rights to the same extent as U.S. law; and privacy laws such as the European General Data Protection Regulation (GDPR).

Foreign Data Privacy and Security

Certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the GDPR imposes strict requirements for processing the personal data of individuals within the European Economic Area (EEA). In addition, the GDPR regulates transfers of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Regulation of Medical Devices in the European Union

The European Union, or EU, has adopted specific directives and regulations regulating the design, manufacture, clinical investigation, conformity assessment, labeling and adverse event reporting for medical devices.

Until May 25, 2021, medical devices were regulated by Council Directive 93/42/EEC, or the EU Medical Devices Directive, which has been repealed and replaced by Regulation (EU) No 2017/745, or the EU Medical Devices Regulation. Our current certificates have been granted under the EU Medical Devices Directive whose regime is described below. However, as of May 26, 2021, some of the EU Medical Devices Regulation requirements apply in place of the corresponding requirements of the EU Medical Devices Directive with regard to registration of economic operators and of devices, post-market surveillance and vigilance requirements. Pursuing marketing of medical devices in the EU will notably require that our devices be certified under the new regime set forth in the EU Medical Devices Regulation when our current certificates expire.

Medical Devices Directive

Under the EU Medical Devices Directive, all medical devices placed on the market in the EU must meet the relevant essential requirements laid down in Annex I to the EU Medical Devices Directive, including the requirement that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performance intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter as it creates a rebuttable presumption that the device satisfies that essential requirement.

To demonstrate compliance with the essential requirements laid down in Annex I to the EU Medical Devices Directive, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-declare the conformity of its products with the essential requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system (the notified body must presume that quality systems which implement the relevant harmonized standards – which is ISO 13485:2016 for Medical Devices Quality Management Systems – conform to these requirements). If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.

Throughout the term of the certificate of conformity, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the notified body before it will renew the relevant certificate(s).

Medical Devices Regulation

The regulatory landscape related to medical devices in the EU recently evolved. On April 5, 2017, the EU Medical Devices Regulation was adopted with the aim of ensuring better protection of public health and patient safety. The EU Medical Devices Regulation establishes a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. Unlike the EU Medical Devices Directive, the EU Medical Devices Regulation is directly applicable in EU member states without the need for member states to implement into national law. This aims at increasing harmonization across the EU.

The EU Medical Devices Regulation became effective on May 26, 2021. This new regulation among other things:

•
strengthens the rules on placing devices on the market (e.g. reclassification of certain devices and wider scope than the EU Medical Devices Directive) and reinforces surveillance once they are available;
•
establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•
establishes explicit provisions on importers’ and distributors’ obligations and responsibilities;
•
imposes an obligation to identify a responsible person who is ultimately responsible for all aspects of compliance with the requirements of the new regulation;
•
improves the traceability of medical devices throughout the supply chain to the end-user or patient through the introduction of a unique identification number, to increase the ability of manufacturers and regulatory authorities to trace specific devices through the supply chain and to facilitate the prompt and efficient recall of medical devices that have been found to present a safety risk;
•
sets up a central database (Eudamed) to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•
strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo a clinical evaluation consultation procedure by experts before they are placed on the market.

Devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU Medical Devices Regulation, in particular the obligations described below.

The EU Medical Devices Regulation requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the electronic system (Eudamed), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The new Regulation also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier, or UDI, database. These new requirements aim at ensuring better identification and traceability of the devices. Each device – and as applicable, each package – will have a UDI composed of two parts: a device identifier, or UDI-DI, specific to a device, and a production identifier, or UDI-PI, to identify the unit producing the device. Manufacturers are also notably responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it up to date. The obligations for registration in Eudamed will become applicable at a later date (as Eudamed is not yet fully functional). Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.

All manufacturers placing medical devices on the market in the EU must comply with the EU medical device vigilance system which has been reinforced by the EU Medical Devices Regulation. Under this system, serious incidents and Field Safety Corrective Actions, or FSCAs, must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through Eudamed – once functional – and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply. A serious incident is defined as any malfunction or deterioration in the characteristics or performance of a device made available on the market, including use-error due to ergonomic features, as well as any inadequacy in the information supplied by the manufacturer and any undesirable side-effect, which, directly or indirectly, might have led or might lead to the death of a patient or user or of other persons or to a temporary or permanent serious deterioration of a patient's, user's or other person's state of health or a serious public health threat. Manufacturers are required to take FSCAs defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. For similar serious incidents that occur with the same device or device type and for which the root cause has been identified or a FSCA implemented or where the incidents are common and well documented, manufacturers may provide periodic summary reports instead of individual serious incident reports.

The advertising and promotion of medical devices is subject to some general principles set forth in EU legislation. According to the EU Medical Devices Regulation, only devices that are CE-marked may be marketed and advertised in the EU in accordance with their intended purpose. Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, while not specific to the advertising of medical devices, also apply to the advertising thereof and contain general rules, for example, requiring that advertisements are evidenced, balanced and not misleading. Specific requirements are defined at a national level. EU member states’ laws related to the advertising and promotion of medical devices, which vary between jurisdictions, may limit or restrict the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals.

Many EU member states have adopted specific anti-gift statutes that further limit commercial practices for medical devices, in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities and many EU member states have adopted national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the United States, on medical device manufacturers. Certain countries also mandate implementation of commercial compliance programs.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU Member States plus Norway, Liechtenstein and Iceland.

Brexit

Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency, or MHRA, has become the sovereign regulatory authority responsible for Great Britain (i.e. England, Wales and Scotland) medical device market according to the requirements provided in the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) that sought to give effect to the three pre-existing EU directives governing active implantable medical devices, general medical devices and in vitro diagnostic medical devices whereas Northern Ireland continues to be governed by EU rules according to the Northern Ireland Protocol. Following the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the MHRA (but manufacturers were given a grace period of four to 12 months to comply with the new registration process) before being placed on the Great Britain market. The MHRA only registers devices where the manufacturer or their United Kingdom, or UK, Responsible Person has a registered place of business in the UK. Manufacturers based outside the UK need to appoint a UK Responsible Person that has a registered place of business in the UK to register devices with the MHRA in line with the grace periods. By July 1, 2023, in Great Britain, all medical devices will require a UKCA, or UK Conformity Assessed, mark but CE marks issued by EU notified bodies will remain valid until this time. Manufacturers may choose to use the UKCA mark on a voluntary basis until June 30, 2023. However, UKCA marking will not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the UK, differ from those in the rest of the UK. Compliance with this legislation is a prerequisite to be able to affix the UKCA mark to our products, without which they cannot be sold or marketed in Great Britain.

An MHRA public consultation was opened until end of November 2021 on the post-Brexit regulatory framework for medical devices and diagnostics. MHRA seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive and the EU In Vitro Diagnostic Medical Devices Directive 98/79/EC), in particular to create new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence (AI) as medical devices, reform IVD regulation, and foster sustainability through the reuse and remanufacture of medical devices. The regime is expected to come into force in July 2023, coinciding with the end of the acceptance period for EU CE marks in Great Britain, subject to appropriate transitional arrangements. The consultation indicated that the MHRA will publish guidance in relation to the changes to the regulatory framework and may rely more heavily on guidance to add flexibility to the regime.

In addition, the Trade Deal between the UK and the EU generally provides for cooperation and exchange of information between the parties in the areas of product safety and compliance, including market surveillance, enforcement activities and measures, standardization-related activities, exchanges of officials, and coordinated product recalls. As such, processes for compliance and reporting should reflect requirements from regulatory authorities.

Human Capital Resources and Employees

We employ a growing and highly-skilled employee base across all employee functions and promote a culture focused on serving and improving the quality of life of our patients. We believe that removing clot can have a profound impact on the lives of our patients over the short and long term, and that it is our responsibility to ensure as many of our patients as possible are treated safely, effectively and simply. We have implemented hiring and recruiting systems to carefully select professionals who share our beliefs and goals. We believe that extraordinary outcomes are possible when a group of people commit, together, to ideas and purposes bigger than themselves and bigger than business. We pursue our key purpose with a team of people who commit themselves to a cause and to each other.

Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and future employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

As of December 31, 2021, we had approximately 800 employees. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

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

Specific Risks Related to Our Business and Products

We may incur operating losses in the future and we may not be able to sustain profitability.

We have incurred significant net losses since our original formation as Inceptus Newco1 Inc. in July 2011. For the years ended December 31, 2021, 2020 and 2019, we had net income of $9.8 million and $13.8 million, and net losses of $1.2 million, respectively. We plan to continue to invest to support the planned growth of the business and, as a result of these investments, we will incur expenses and may incur net losses in the future. In addition, as a public company, we incur significant legal, accounting and other expenses. Accordingly, we cannot assure you that we will be able to sustain profitability in the future. Our failure to sustain profitability in the future may make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline.

Our business is dependent upon the broad adoption of our products and catheter-based thrombectomy procedures by hospitals, physicians and patients.

We began commercializing our FlowTriever and ClotTriever systems in the United States in 2017 and in the European Union (the “EU”) in 2021. Over the next several years, we expect to continue to devote a substantial amount of resources to expand our commercialization efforts, drive increased adoption of our products and continue to develop new and improved products. To date, all of our revenue has been derived, and we expect for the near term to continue to be substantially derived, from sales of our ClotTriever and FlowTriever systems. We believe these systems have the potential to become the standard of care for the DVT and PE, the two diseases making up venous thromboembolism or VTE.

Our future growth and profitability largely depend on our ability to increase physician and patient awareness of our products and on the willingness of physicians and hospitals to adopt our products and conduct catheter-based thrombectomy procedures for treatment of VTE. Even if we are able to raise awareness among physicians, they may be slow in changing their medical treatment practices and may be hesitant to select our products. Physicians and hospitals may not adopt our products unless they are able to determine, based on experience, clinical data, medical society recommendations and other analyses, that our products provide a safe and effective treatment alternative for VTE. In addition, our products must often be approved for use by hospital value analysis committees, group purchasing organizations and integrated delivery networks, or the staff of hospitals or health systems. Such approvals or requirements could deter or delay the use of our products by physicians. We cannot provide assurance that our efforts to obtain such approvals and satisfy any other requirements, or generate adoption will be successful or increase the use of our products, and if we are not successful, it could have a material adverse effect on our business, financial condition and results of operations.

The rate of adoption and sales of our products is heavily influenced by clinical data. Currently, the primary source of clinical data regarding our products is limited to the FlowTriever Pulmonary Embolectomy Clinical Study, or FLARE study, the ClotTriever Outcomes, or CLOUT, registry study, and the FlowTriever All-Comer Registry for Patient Safety and Hemodynamics, or FLASH, registry study. We have also announced the initiation of enrollment in our first randomized controlled trial (RCT), PEERLESS, evaluating FlowTriever’s performance in patients with intermediate-to-high risk PE, and we plan to conduct additional clinical trials to help drive increased awareness and adoption of our products with existing and new customers. The outcomes and updates resulting from these studies, including interim results, may not be favorable which could limit the adoption of our products. In addition, our competitors and other third parties may also conduct clinical trials of our products without our participation. Unfavorable or inconsistent clinical data from existing or future clinical studies conducted by us, our competitors or other third parties, the interpretation of our clinical data or findings of new or more frequent adverse events, could subject us to mandatory or voluntary product recalls, suspension or withdrawal of FDA or other clearance, approval or certification, significant legal liability or harm to our business reputation and could have a material adverse effect on our business, financial condition and results of operations.

In addition, our products will be adopted and compete, in part, based on long-term data regarding patient outcomes and the risk of our products relative to other treatment options. The long-term clinical outcomes of procedures with our products are not known and there is no long-term data regarding patient outcomes beyond our current clinical trials. The results of short-term clinical experience of our products do not necessarily predict long-term clinical outcomes. If the long-term data do not meet physicians’ expectations, or if long-term data indicate that our products are not as safe or effective as other treatment options, or as current data would suggest, our products may not become widely adopted, or physicians may recommend alternative treatments for their patients, which could negatively affect our business, financial condition and results of operations.

The market for our products is highly competitive. Our competitors may have longer operating histories, more established products and greater resources than we do, and may be able to develop or market treatments that are safer, more effective or gain greater acceptance in the marketplace than our products.

The medical device industry is highly competitive, subject to rapid change and significantly affected by the introduction of new products and technologies and other activities of industry participants. We compete with manufacturers of thrombolytic drugs, such as Roche, and with medical device companies that manufacture thrombectomy devices and systems used to treat vascular blockages. These systems include water jets, ultrasonic acoustic field generators, aspirators, catheters and others. Our primary medical device competitors are divisions of Boston Scientific Corporation, Penumbra, Abbott, Philips, AngioDynamics, Teleflex and multiple smaller companies that have single products or a limited range of products. Some competitors offer products for mechanical and catheter-based thrombectomy procedures, many of which are existing products for the arterial system that have been retrofitted or adjusted for the venous system. Competing technologies or therapies could demonstrate better safety, effectiveness, clinical results, lower costs or greater physician and market acceptance than our products.

In addition, we compete, or may compete in the future, against other companies which have longer, more established operating histories and significantly greater financial, technical, marketing, sales, distribution and other resources, which may prevent us from achieving significant market penetration or improved operating results. These companies may enjoy several competitive advantages, including: established treatment patterns pursuant to which drugs are generally first-line or concurrent therapies for the treatment of VTE; established relationships with hospitals and physicians who prescribe their drugs or are familiar with existing interventional procedures for the treatment of VTE; established relationships with key stakeholders, including interventional cardiologists, interventional radiologists and vascular surgeons, referring physicians, vascular surgeons, pulmonologists, radiologists, general practitioners and administrators; greater financial and human capital resources; significantly greater name recognition; additional lines of products, and the ability to offer rebates or bundle products to offer greater discounts or incentives to gain a competitive advantage; and established sales, marketing and worldwide distribution networks.

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

We depend on our ability to manufacture our current and future products in sufficient quantities and on a timely basis to meet customer demand, while adhering to product quality standards, complying with regulatory quality system requirements and managing manufacturing costs. We have a facility located in Irvine, California, where we manufacture, assemble, inspect, test, package and ship our products. We currently produce our ClotTriever and FlowTriever systems at this facility, and we do not have additional facilities. If this facility suffers damage, or a force majeure event, this could materially impact our ability to operate.

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
•
Our inability to design or modify production processes to enable us to produce future products efficiently or implement changes in current products in response to design or regulatory requirements; and
•
Difficulty identifying, qualifying, and obtaining new regulatory approvals for alternative suppliers for components in a timely manner.

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

We rely on single source suppliers for the vast majority of components, sub-assemblies and materials for our products, as well as to sterilize our final assembled products before they are shipped to customers. These components, sub-assemblies and materials are critical and, for certain items, there are relatively few alternative sources of supply. These single source suppliers may be unwilling or unable to supply the necessary materials and components or manufacture and assemble our products reliably and at the levels we anticipate or that are required by the market. While our suppliers have generally met our demand for their products and services on a timely basis in the past, we have experienced and may continue to experience delays resulting from longer production and delivery times since the onset of the COVID-19 pandemic. We cannot guarantee that our suppliers will in the future be able to meet our demand for their products, either because of acts of nature, the nature of our agreements with those suppliers or our relative importance to them as a customer, and our suppliers may decide in the future to discontinue or reduce the level of business they conduct with us.

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

Our dependence on third parties subjects us to a number of risks that could impact our ability to manufacture our products and harm our business, including:

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
•
Inability of third parties to comply with applicable provisions of the FDA’s Quality System Regulations, or QSR, or other applicable laws or regulations enforced by the FDA, state or foreign regulatory authorities or notified bodies;
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

Our products have been cleared by the FDA and certified by a notified body for specific indications and meet certain treatment parameters. If physicians expand the patient population in which they elect to use our products such that it is outside of the intended use that has been cleared by the FDA or certified by our notified body, then such use, misuse or off-label use of our products may result in outcomes and adverse events including death, potentially leading to product liability claims. Our products are not indicated for use in all patients with VTE and therefore cannot be marketed or advertised in the United States and EU for certain uses without additional clearances from the FDA or certifications by our notified body. However, we cannot prevent a physician from using our products for off-label applications or using components or products that are not our products when performing procedures with our products. There may be increased risk of injury to patients if physicians attempt to use our devices off-label. In addition, we cannot guarantee that physicians are trained by us or their peers prior to utilizing our products. Complications resulting from the use of our products off-label or use by physicians who have not been trained appropriately, or at all, may not effectively treat the applicable conditions and may expose us to product liability claims or litigation by our customers or their patients and may harm our reputation.

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

We derive our revenue from sales of our ClotTriever and FlowTriever systems to hospitals and other medical centers, which typically bill various third-party payors, including Medicare, Medicaid, private commercial insurance companies, health maintenance organizations and other healthcare-related organizations for the procedures in which our products are used. Because we sell our products to hospitals that purchase our products for use in catheter-based thrombectomy procedures and do not sell our products to commercial payors, access to adequate coverage and reimbursement for our products by third-party payors is essential to the acceptance and adoption of our products.

Because there is often no separate reimbursement for supplies used in procedures, the additional cost associated with the use of our products can affect the profit margin of the hospital or surgery center where the procedure is performed. Some of our target customers may be unwilling to adopt our products in light of potential additional associated cost. In addition, customers that perform the procedure may be subject to reimbursement claim denials upon submission of the claim. Customers may also be subject to recovery of overpayments if a payor makes payment for the claim and subsequently determines that the payor’s coding, billing or coverage policies were not followed. These events, or any other decline in the amount payors are willing to reimburse our customers, could make it difficult for existing customers to continue using or to adopt our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, our gross margins will decrease, which could have a material adverse effect on our business, financial condition and results of operations and impair our ability to grow our business.

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

Further, we believe that future coverage and reimbursement may be subject to increased restrictions, such as additional prior authorization requirements, both in the United States and in international markets. If Medicare no longer covers any of our products, there would be a material adverse effect on our business, financial condition and results of operations. In addition, Medicare Administrative Contractors could issue a local coverage determination decision that could restrict the patients eligible for the treatment with our products or in another manner unfavorable to our business. Third-party coverage and reimbursement for procedures using our products or any of our products in development for which we may receive regulatory clearance, approval or certification may not be available or adequate in either the United States or international markets. Further, other VTE treatments, such as thrombolytic drugs, may be more widely covered or subject to different co-pay policies and requirements, which could impact demand for our products. If hospital, physician and/or patient demand for our products is adversely affected by third-party reimbursement policies and decisions, it could have a material adverse effect on our business, financial condition and results of operations.

In addition, we expect state and federal healthcare policies and reform measures may be adopted in the future, any of which could limit reimbursement for healthcare products and services or otherwise result in reduced demand for our FlowTriever and/or ClotTriever or additional pricing pressure and have a material adverse effect on our industry generally and on our customers. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may negatively affect our business, financial condition and results of operations. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect, among other things, our ability to set a price that we believe is fair for our FlowTriever and ClotTriever products, our ability to generate revenue and achieve or maintain profitability or the availability of capital. Any changes of, or uncertainty with respect to, future coverage or reimbursement rates could affect demand for our FlowTriever system and/or ClotTriever system, which in turn could impact our ability to successfully commercialize these devices and could have a material adverse effect on our business, financial condition and results of operations.

If the quality of our products does not meet the expectations of physicians or patients, then our brand and reputation or our business could be adversely affected.

In the course of conducting our business, we must adequately address quality issues that may arise with our products, including defects in third-party components included in our products. Although we have established internal procedures designed to minimize risks that may arise from quality issues, we may not be able to eliminate or mitigate occurrences of these issues and associated liabilities. In addition, even in the absence of quality issues, we may be subject to claims and liability if the performance of our products does not meet the expectations of physicians or patients. If the quality of our products does not meet the expectations of physicians or patients, then our brand and reputation with those physicians or patients, and our business, financial condition and results of operations, could be adversely affected.

Our long-term growth depends on our ability to enhance our products, expand our indications and develop and commercialize additional products in a timely manner. If we fail to identify, acquire and develop other products, we may be unable to grow our business.

The market for our products is highly competitive, dynamic, and marked by rapid and substantial technological development and product innovation. New entrants or existing competitors have attempted and will continue to attempt to develop products that compete directly with ours. Demand for our products and future related products could be diminished by equivalent or superior products and technologies offered by competitors. If we are unable to innovate successfully, our existing products could become obsolete and our revenue would decline as our customers purchase our competitors’ products. Developing our current and new products is expensive and time-consuming and could divert management’s attention away from our core business. The success of any new product offering or product enhancements to our solution will depend on several factors, including our ability to:

•
assemble sufficient resources to acquire or discover additional products;
•
properly identify and anticipate physician and patient needs;
•
develop and introduce new products and product enhancements in a timely manner;
•
avoid infringing upon the intellectual property rights of third-parties;
•
demonstrate, if required, the safety and efficacy of new products with data from preclinical studies and clinical studies;
•
obtain the necessary regulatory clearances, approvals or certifications for expanded indications, new products or product modifications;
•
be fully FDA (or foreign regulatory authorities) compliant with marketing of new devices or modified products;
•
produce new products in commercial quantities at an acceptable cost;
•
provide adequate training to potential users of our products;
•
receive adequate coverage and reimbursement for procedures performed with our products; and
•
develop an effective and dedicated sales and marketing team.

If we are unable to develop or improve products, applications or features in a timely manner or at all, we may not be able to maintain our competitive position compared to other companies. In addition, we may choose to focus our efforts and resources on potential products or indications that ultimately prove to be unsuccessful, or to license or purchase a marketed product that does not meet our financial expectations. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other potential products or other diseases that may later prove to have greater commercial potential, or relinquish valuable rights to such potential products through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights, which could adversely impact our business, financial condition and results of operations.

We may be unable to manage the anticipated growth of our business.

In order to grow, we need to expand our sales personnel, manufacturing operations and general and administrative infrastructure. In addition to the need to scale our organization, future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. Rapid expansion in personnel could mean that less experienced people manufacture, market and sell our products, which could result in inefficiencies and unanticipated costs, reduced quality and disruptions to our operations. In addition, rapid and significant growth may strain our administrative, operational and manufacturing infrastructure. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

As demand for our products or any of our future products increases, we will need to continue to scale our capacity, expand our customer service and sales force, billing and systems processes and enhance our internal quality assurance program. We cannot assure you that any increases in scale or expanded manufacturing capacity, related improvements and quality assurance, or the expansion of our sales force will be successfully implemented or that appropriate personnel will be available to facilitate the growth of our business. Failure to implement necessary procedures, transition to new processes or hire the necessary personnel could result in higher costs of processing data or inability to meet increased demand, and may generally be disruptive to our business. Moreover, members of our sales force are trained and possess technical expertise. If we are unable to maintain and grow our sales force with individuals that possess the necessary qualifications and expertise, or business could suffer. If we encounter difficulty meeting market demand, quality standards or physician expectations, our reputation could be harmed and our business could suffer.

We may experience delays in production or an increase in costs if a manufacturing facility is damaged or becomes inoperable, or if we are required to vacate a facility.

We currently maintain our research and development, manufacturing and administrative operations in Irvine, California, which is situated on or near earthquake fault lines. Our goal is to expand our manufacturing operations to include additional facilities, however, we do not currently have additional operational facilities outside of Irvine. Should our facilities be significantly damaged or destroyed by natural or man-made disasters, such as earthquakes, fires or other events, it could take months to relocate or rebuild, during which time our employees may seek other positions, our research, development and manufacturing capabilities would cease or be delayed and our products may be unavailable. To the extent any additional facilities are available and operational at the time of such events, transitioning manufacturing capacity to offset the loss of our manufacturing operations in Irvine may not be possible or may not be cost effective. Moreover, the use of a new facility or new manufacturing, quality control, or environmental control equipment or systems may require regulatory review and approval of the new facility prior to commencing full-scale production and commercialization. Because of the time required to register and/or authorize manufacturing in a new facility under FDA, state and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis even if we are able to replace production capacity in the event that we lose our manufacturing capacity. While we maintain property and business interruption insurance, such insurance has limits and would only cover the cost of rebuilding and relocating and lost revenue, but not general damage or losses caused by earthquakes or losses we may suffer due to our products being replaced by competitors’ products. The inability to perform our research, development and manufacturing activities, combined with our limited inventory of materials and components and manufactured products, may cause physicians to discontinue using our products or harm our reputation, and we may be unable to reestablish relationships with such physicians in the future. Consequently, a catastrophic event at our facility could have a material adverse effect on our business, financial condition and results of operations.

Our ability to utilize our net operating loss carryforwards and research and development carryforwards may be limited.

As of December 31, 2021, we had U.S. federal, state, and foreign net operating loss carryforwards, or NOLs, of $31.8 million, $21.8 million, and $9.2 million, respectively, and U.S. federal and state research and development credit carryforwards of $7.5 million and $4.2 million, respectively. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change by value in its equity ownership over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards have been, and may in the future be, subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. In addition, our ability to deduct net interest expense may be limited if we have insufficient taxable income for the year during which the interest is incurred, and any carryovers of such disallowed interest would be subject to the limitation rules similar to those applicable to NOLs and other attributes. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a future change of control, we may not be able to utilize a material portion of the NOLs, research and development credit carryforwards or disallowed interest expense carryovers, even if we attain profitability.

In addition, the tax benefit of NOLs, temporary differences and credit carryforwards are required to be recorded as an asset to the extent that we assess that realization is more likely than not. We believe that recognition of the deferred tax asset arising from these future tax benefits is not likely to be realized and, accordingly, have provided a valuation allowance of $17.9 million and $11.9 million for the years ended December 31, 2021 and 2020, respectively.

We manufacture and sell products that are used in a limited number of procedures and there is a limited total addressable market for our products. The sizes of the markets for our current products have not been established with precision, and may be smaller than we estimate.

Our estimates of the annual total addressable markets for our current products are based on a number of internal and third-party estimates, including, without limitation, the number of patients with DVT and PE treatable by our products and the assumed prices at which we can sell our products. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our current products may prove to be incorrect. If the actual number of patients who would benefit from our solution, the price at which we can sell our products, or the annual total addressable market for our products is smaller than we have estimated, it may impair our sales growth and negatively affect our business, financial condition and results of operations.

We may not be able to achieve or maintain satisfactory pricing and margins for our products.

We operate in an industry with significant price competition, and we can give no assurance that we will be able to achieve satisfactory prices for our current or any new products or maintain prices at the levels we have historically achieved. Any decline in the amount that payors reimburse our customers for our products could make it difficult for customers to continue using, or to adopt, our products and could create additional pricing pressure for us. If we are forced to lower the price we charge for our products, if we add more components to our systems, or if we are required to reduce the price of our products in certain foreign markets, our gross margins will decrease, which will adversely affect our ability to invest in and grow our business. If we are unable to maintain our prices, including during any international expansion, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could erode. We will continue to be subject to significant pricing pressure, which could harm negatively affect our business, financial condition and results of operations.

General Business Risks

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, could adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. In December 2019, a novel strain of coronavirus, SARS-CoV-2, was identified in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease, COVID-19, has spread to most countries, including all 50 states in the United States and the EU. This global pandemic has adversely impacted and is likely to further adversely impact nearly all aspects of our business and markets, including our workforce and operations and the operations of our customers, suppliers, and business partners. In particular, we have experienced, or may continue to experience, material financial or operational impacts, including:

•
Significant volatility or reductions in demand for our products;
•
Impacts and delays to clinical trials, product development timing, or regulatory clearances and approvals; or

•
The inability to meet our customers’ needs or other obligations due to disruptions to our operations or the operations of our third-party partners, suppliers, contractors, logistics partners, or customers including disruptions to production, development, manufacturing, administrative, and supply operations and arrangements.

The extent to which the COVID-19 global pandemic and measures taken in response thereto impact our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and are difficult to predict. These developments include, but are not limited to, the duration and spread of the outbreak (including new variants of COVID-19), its severity, the actions to contain the virus or address its impact, the timing, distribution, and efficacy of vaccines and other treatments, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We may require additional capital to finance our planned operations, which may not be available to us on acceptable terms or at all. In addition, the terms of our current or future financing arrangements may limit our ability to operate our business as planned.

Our operations have consumed substantial amounts of cash since inception, primarily due to our research and development activities, conducting clinical studies for our products, and building our dedicated direct sales organization. Our expenses have also increased substantially in connection with the commercialization of our products, including hiring qualified personnel and retaining our sales team. We expect that certain of these activities and the associated expenses will continue. Additional expenditures also include costs associated with manufacturing and supply, sales and marketing costs, costs and expenses incidental to being a public company, and general operations. In addition, other unanticipated costs may arise.

As of December 31, 2021, we had cash and cash equivalents of $92.8 million. In September 2020, we entered into a senior secured revolving credit facility with Bank of America, or the Credit Agreement, under which we may borrow loans up to a maximum principal amount of $30.0 million. As of December 31, 2021, there were no amounts outstanding under the Credit Agreement. We are required to pay an unused line fee at an annual rate ranging from 0.25% to 0.375% of the average daily unused portion of the amounts available under the Credit Agreement. We are required to make monthly interest payments on any borrowed amounts outstanding under the Credit Agreement, which may divert resources from other activities.

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

While we are not currently in breach of these or any other covenants contained in our Credit Agreement, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the Credit Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the Credit Agreement to become immediately due and payable and terminate commitments to extend further credit and foreclose on the collateral granted to it to collateralize such indebtedness. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

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

We may need to raise additional capital, and if we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or liens, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed and on terms that are acceptable to us, we may have to delay, reduce the scope of or suspend the implementation of our sales and marketing plan and our ongoing research and development efforts, which would have a material adverse effect on our business, financial condition, and results of operations.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors' views of us and, as a result, the value of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report upon the effectiveness of our internal control over financial reporting and, as we are no longer an emerging growth company, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K. The rules governing the standards that must be met for our management and our independent registered public accounting firm to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. In connection with our and our independent registered public accounting firm’s evaluations of our internal control over financial reporting, we may need to upgrade our systems, including information technology; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff.

Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us or our independent registered public accounting firm conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002 may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. Internal control deficiencies could also result in a restatement of our financial results in the future. We could become subject to stockholder or other third-party litigation, as well as investigations by the SEC, the stock exchange on which our securities are listed, or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions, payment of damages or other remedies.

In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Select Market or other adverse consequences that would materially harm to our business.

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

In addition, many of our employees have become or will soon become vested in a substantial amount of our common stock or a number of common stock options. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock. Our future success also depends on our ability to continue to attract and retain additional executive officers and other key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, it will negatively affect our business, financial condition and results of operations.

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

Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. These arrangements may consume management time and resources to establish and maintain. Further, these transactions and arrangements will be contractual in nature and will generally be terminable under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium. If we enter into in-bound intellectual property license agreements, we may not be able to fully protect the licensed intellectual property rights or maintain those licenses. Future licensors could retain the right to prosecute and defend the intellectual property rights licensed to us, in which case we would depend on the ability of our licensors to obtain, maintain and enforce intellectual property protection for the licensed intellectual property. These licensors may determine not to pursue litigation against other companies or may pursue such litigation less aggressively than we would. Further, entering into such license agreements could impose various diligence, commercialization, royalty, milestone payment, or other obligations on us. Future licensors may allege that we have breached our license agreement with them, and accordingly seek to terminate our license, which could adversely affect our competitive business position and harm our business prospects.

Performance issues, service interruptions or price increases by our shipping carriers could negatively affect our business, financial condition and results of operations and harm our reputation and the relationship between us and the hospitals we work with.

Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of our ClotTriever or FlowTriever products to our customers and for tracking of these shipments. Should a carrier encounter delivery performance issues such as loss, damage or destruction of any systems, it would be costly to replace such systems in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our solution and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions affecting delivery services we use would adversely affect our ability to process orders for our ClotTriever or FlowTriever systems on a timely basis.

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

Our long-term strategy is to increase our international presence, including securing regulatory approvals or certifications in targeted countries outside the United States. Our ClotTriever and FlowTriever products have been certified to date under the MDD using the Notified Body, DQS, allowing us to affix the European Conformity (CE) mark to our products and to commercialize them in the EU. We are also expanding into geographies outside of the EU. Doing business internationally involves a number of risks, including:

•
Difficulties in staffing and managing our international operations;

•
Multiple, conflicting and changing laws and regulations such as tax laws, privacy laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•
Reduced or varied protection for intellectual property rights in some countries;
•
Obtaining regulatory clearance or certification where required for our products in various countries;
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

Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could materially disrupt our operations and adversely affect our business and operating results.

The operation of our business depends on our information technology systems. We rely on our information technology systems to, among other things, effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions. Our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, power losses, computer system or data network failures, security breaches, data corruption, and cyber-based attacks. Cyber-based attacks can include, but are not limited to, computer viruses, computer denial-of-service attacks, phishing attacks, ransomware attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities, or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism by third parties and sabotage. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. In addition, federal, state, and international laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail. In addition, a variety of our software systems are cloud-based data management applications, hosted by third-party service providers whose security and information technology systems are subject to similar risks.

The failure of either our or our service providers' information technology could disrupt our operations or result in decreased sales, result in liability claims or regulatory penalties, or lead to increased overhead costs, product shortages, loss or misuse of proprietary or confidential information, intellectual property, or sensitive or personal information, all of which could have a material adverse effect on our reputation, business, financial condition, and operating results.

Changes in and actual or perceived failures to comply with applicable data privacy, security and protection laws, regulations, standards and contractual obligations may adversely affect our business, operations and financial performance.

We and our partners may be subject to federal, state, and foreign laws and regulations that govern data privacy and security. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect our business and may increase our compliance costs and exposure to liability. In the United States, numerous federal and state laws and regulations govern the collection, use, disclosure, and protection of personal information, including state data breach notification laws, federal and state health information privacy laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues. For example, the California Consumer Privacy Act of 2018, or the CCPA, went into effect on January 1, 2020, and creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act, or the CPRA, recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or applicable state laws.

We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, the European Union General Data Protection Regulation, or the GDPR, governs certain collection and other processing activities involving personal data about individuals in the European Economic Area, or the EEA. Among other things, the GDPR imposes requirements regarding the security of personal data, the rights of data subjects to access and delete personal data, requires having lawful bases on which personal data can be processed, includes requirements relating to the consent of individuals to whom the personal data relates, requires detailed notices for clinical trial participants and investigators and regulates transfers of personal data from the EEA to third countries that have not been found to provide adequate protection to such personal data, including the United States. In addition, the GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our annual global revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Further, from January 1, 2021, companies have been subject to the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/extends that decision, and remains under review by the Commission during this period. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. These changes may lead to additional costs and increase our overall risk exposure.

Compliance with applicable data privacy and security laws, rules and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ ability to operate in certain jurisdictions. Each of these constantly evolving laws can be subject to varying interpretations. If we fail to comply with any such laws, rules or regulations, we may face government investigations and/or enforcement actions, fines, civil or criminal penalties, private litigation or adverse publicity that could adversely affect our business, financial condition and results of operations.

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

Risks Related to Government Regulation

Our products and operations are subject to extensive government regulation and oversight in the United States and in foreign countries.

Our products are regulated as medical devices. We and our products are subject to extensive regulation in the United States, including by the FDA, and in the EU by the regulatory authorities of the EU member states, and may in the future be subject to regulation elsewhere and by the FDA’s foreign counterparts. The FDA and foreign regulatory agencies regulate, among other things, with respect to medical devices: design, development, manufacturing and release; laboratory, preclinical and clinical testing; labeling, packaging, content and language of instructions for use and storage; product safety and efficacy; establishment registration and device listing;

marketing, sales and distribution; pre-market clearance, approval, certification; service operations; record keeping procedures; advertising and promotion; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; post-market studies; and product import and export.

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. The FDA and foreign regulatory authorities enforce these regulatory requirements through, among other means, periodic unannounced inspections. We do not know whether we will be found compliant in connection with any future FDA or foreign regulatory authorities’ inspections. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as: warning letters; fines; injunctions; civil penalties; termination of distribution; recalls or seizures of products; delays in the introduction of products into the market; total or partial suspension of production; refusal to grant future clearances, approvals or certifications; withdrawals or suspensions of current approvals or certifications, resulting in prohibitions on sales of our products; and in the most serious cases, criminal penalties.

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

The FDA, foreign regulatory authorities or notified bodies can delay, limit or deny clearance, approval or certification of a device for many reasons, including:

•
Our inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or notified body that our products are safe or effective for their intended uses;
•
The disagreement of the FDA or the applicable foreign regulatory authorities or notified bodies with the design or implementation of our clinical studies or the interpretation of data from preclinical studies or clinical studies;
•
Serious and unexpected adverse device effects experienced by participants in our clinical studies;
•
The data from our preclinical and clinical studies may be insufficient to support clearance, approval or certification, where required;
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

Subject to transitional provisions, in order to sell our products in EU member states, our products must comply with the general safety and performance requirements of the EU Medical Devices Regulation (Regulation (EU) No 2017/745 which repeals and replaces the former EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with these requirements is a prerequisite to be able to affix the CE mark to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the EU Medical Devices Regulation including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and – where applicable – other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art.

To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk)classification. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements of the EU Medical Devices Regulation (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to comply with applicable laws and regulations, we would be unable to affix or to continue to affix the CE mark to our products, which would prevent us from selling them within the EU.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Following the end of the “Brexit” transitional period, from 1 January 2021, the Medicines and Healthcare Products Regulatory Agency (MHRA) became responsible for the United Kingdom (UK) medical device market. The new regulations require medical devices to be registered with the MHRA (but manufacturers were given a grace period of four to 12 months to comply with the new registration process) before being placed on Great Britain market. Manufacturers based outside the UK need to appoint a UK Responsible Person to register devices with the MHRA in line with the grace periods. By July 1, 2023, in the UK (England, Scotland, and Wales), all medical devices will require a UKCA (UK Conformity Assessed) mark but CE marks issued by EU notified bodies will remain valid until this time. However, UKCA marking alone will not be recognized in the EU. The rules for placing medical devices on the Northern Ireland market will differ from those in the UK.

Our products may cause or contribute to adverse medical events or be subject to failures or malfunctions that we are required to report to the FDA and foreign regulatory authorities, and if we fail to do so, we would be subject to sanctions that could negatively affect our reputation, business, financial condition and results of operations. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.

We are subject to the FDA’s medical device reporting regulations and similar foreign regulations, which require us to report to the FDA or foreign regulatory authorities when we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA or foreign regulatory authorities could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance or approval, seizure of our products or delay in clearance, approval or certification of future products.

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

If we initiate a correction or removal for our products to reduce a risk to health posed by them or to remedy a violation of law that may present a risk to health, we would be required to submit a report to the FDA and may be required to submit similar notifications to other regulatory authorities. This report could lead to increased scrutiny by the FDA, other international regulatory agencies and our customers regarding the quality and safety of our products. Furthermore, the submission of these reports, to the extent made publicly available in accordance with FDA or foreign regulations, could be used by competitors against us and cause physicians to delay or cancel product orders, which will harm our reputation.

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

Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA or foreign regulatory authorities or notified bodies may require, or we may decide, that we will need to obtain new clearances, approvals or certifications for the device before we may market or distribute the corrected device. Seeking such clearances, approvals or certifications may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA or foreign regulatory authorities warning letters, product seizure, injunctions, administrative penalties or civil or criminal fines.

Companies are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA or foreign regulatory authorities. We may initiate voluntary withdrawals or corrections for our products in the future that we determine do not require notification of the FDA or foreign regulatory authorities. If the FDA or foreign regulatory authorities disagree with our determinations, it could require us to report those actions as recalls and we may be subject to enforcement action. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us and negatively affect our sales. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business and will negatively affect our reputation, business, financial condition and results of operations.

Our products must be manufactured in accordance with federal, state and foreign regulations, and we could be forced to recall our devices or terminate production if we fail to comply with these regulations.

The methods used in, and the facilities used for, the manufacture of our products must comply with the FDA’s QSR, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing and shipping of medical devices. Furthermore, we are required to maintain, and to verify that our suppliers maintain, facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. No FDA inspection has been conducted at our current facility in Irvine, California. As described below, we initiated a voluntary recall of three lots of our Triever aspiration catheters in March 2020, and it is possible that the FDA will conduct an announced or unannounced inspection of our facility to review our procedures and operations. Our products are also subject to similar state regulations, various laws and regulations of foreign countries governing manufacturing and a requirement for adherence to industry standards of the International Standards Organization, or ISO, in connection with our medical device operations to maintain our certifications.

Our third-party manufacturers may not take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our products. In addition, failure to comply with applicable FDA or foreign requirements or later discovery of previously unknown problems with our products or manufacturing processes could result in, among other things: warning letters or untitled letters; fines, injunctions or civil penalties; suspension or withdrawal of approvals; seizures or recalls of our products; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s or notified bodies’ refusal to grant pending or future clearances, approvals or certifications for our products; clinical holds; refusal to permit the import or export of our products; and criminal prosecution of us, our suppliers, or our employees.

In the EU, we are also required to demonstrate compliance with similar quality system requirements which are laid down in the relevant Annexes to the EU Medical Devices Regulation. Such compliance can be supported by, among other things, a certificate of compliance with ISO 13485:2016. Demonstration of compliance with the ISO 13485:2016 standard permits manufacturers to benefit from a presumption of conformity with the corresponding quality system requirements laid down in such Annexes to EU Medical Devices Regulation. We have received ISO 13485:2016 certification for our quality management system. ISO certification generally includes recertification audits every third year, scheduled annual surveillance audits and periodic unannounced audits. Failure to comply with such standards could adversely impact our business.

We can provide no assurance that we will be found to remain in compliance with the QSR or ISO standards upon a regulator’s or notified body’s review. If the FDA or the California Department of Public Health, or other regulator or notified body, inspects or audits any of our facilities and discovers compliance problems, we may have to cease manufacturing and product distribution until we can take the appropriate remedial steps to correct the audit findings. Any of the actions noted above could significantly and negatively affect supply of our products. Taking corrective action may be expensive, time-consuming and a distraction for management. If any of these events occurs, our reputation could be harmed, we could be exposed to product liability claims and we could lose customers and experience reduced sales and increased costs.

Failure to comply with post-marketing regulatory requirements could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw a product from the market.

Even though we have obtained FDA clearance for our ClotTriever and FlowTriever systems in the United States and these devices have been certified in the EU, we are subject to ongoing and pervasive regulatory requirements governing, among other things, the manufacture, marketing, advertising, medical device reporting, sale, promotion, import, export, registration, and listing of devices. For example, we must submit periodic reports to the FDA as a condition of 510(k) clearance. These reports include information about failures and certain adverse events associated with the device after its clearance. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of the periodic reports, the FDA might ask for additional information or initiate further investigation.

The regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales. Even after we have obtained the proper regulatory clearance or certification to market a device, we have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations. The FDA, state and foreign regulatory authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, which may include any of the following sanctions:

•
Untitled letters, warning letters or adverse publicity;
•
Fines, injunctions, consent decrees and civil penalties;
•
Recalls, termination of distribution, administrative detention, or seizure of our products;
•
Customer notifications or repair, replacement or refunds;
•
Operating restrictions or partial suspension or total shutdown of production;
•
Delays in or refusal to grant our requests for future clearances or approvals or foreign marketing authorizations or certifications of new products, new intended uses, or modifications to existing products;
•
Withdrawals or suspensions of our current 510(k) clearances or certifications, resulting in prohibitions on sales of our products;
•
FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and
•
Criminal prosecution.

Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, financial condition and results of operations.

In addition, the FDA may change its clearance policies, adopt additional regulations or revise existing regulations, as is the case in the EU, or take other actions, which may prevent or delay clearance or approval of our future products under development or impact our ability to modify our currently cleared products on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain new clearances or approvals, increase the costs of compliance or restrict our ability to maintain our clearances of our current products. For example, the FDA recently announced forthcoming steps that the FDA intends to take to modernize the premarket notification pathway under Section 510(k) of the FDCA. For more information, see “Legislative or regulatory reforms in the United States or the EU may make it more difficult and costly for us to obtain regulatory clearances or approvals for our products or to manufacture, market or distribute our products after clearance or approval is obtained.”

If we do not obtain and maintain international regulatory registrations, clearances, approvals or certifications for our products, we will be unable to market and sell our products outside of the United States.

Any current and future sales of our products outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. While the regulations of some countries may not impose barriers to marketing and selling our products or only require notification, others require that we obtain the clearance, approval or certification of a specified body, such as notified body. Complying with foreign regulatory requirements, including obtaining registrations, clearances, approvals, or certifications can be expensive and time-consuming, and we may not receive regulatory clearances, approvals or certifications in each country or jurisdiction in which we plan to market our products or we may be unable to do so on a timely basis. The time required to obtain registrations, clearances, approvals or certifications, if required by other countries, may be longer than that required for FDA clearance or approval, and requirements for such registrations, clearances, approvals or certifications may significantly differ from FDA requirements. If we modify our products, we may need to apply for regulatory clearances, approvals or certifications before we are permitted to sell the modified product.

In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations or certifications that we have received. If we are unable to maintain our authorizations or certifications in a particular country, we will no longer be able to sell the applicable product in that country.

Regulatory clearance or approval by the FDA does not ensure registration, clearance, approval or certification by regulatory authorities or notified bodies in other countries, and registration, clearance, approval or certification by one or more foreign regulatory authorities or notified bodies does not ensure registration, clearance, approval or certification by regulatory authorities or notified bodies in other foreign countries or by the FDA. However, a failure or delay in obtaining registration, regulatory clearance, approval or certification in one country may have a negative effect on the regulatory process in others.

Interim, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, top-line or preliminary data from our clinical registries, studies and trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular registry, study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same registry, study or trial, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical and clinical studies. Interim data from clinical studies that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim data and final data could significantly harm our business prospects.

Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock. Further, others, including regulatory agencies or notified bodies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities or notified bodies, disagree with the conclusions reached, our ability to obtain approval or certification for, and commercialize, our products and product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

Disruptions at the FDA, other government agencies or notified bodies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared, approved or certified, or commercialized in a timely manner, or at all, which could negatively impact our business.

The ability of the FDA, other government agencies and notified bodies to review and approve or certify new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, a government agency’s or notified body’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s or notified body’s ability to perform routine functions. Average review times at the FDA, other government agencies and notified bodies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA, other agencies and notified bodies may also slow the time necessary for new medical devices or modifications to cleared, approved or certified medical devices to be reviewed and/or cleared, approved or certified by necessary government agencies or notified bodies, which would adversely affect our business. For example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. Subsequently, in November 2021, the FDA announced its intention to resume certain prioritized inspections of foreign manufacturing facilities, including surveillance and application-related inspections, starting in February 2022. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to hinder or prevent the FDA, other regulatory authorities or notified bodies from conducting their regular inspections, audits, reviews, or other regulatory activities, it could significantly impact the ability of the FDA, other regulatory authorities or notified bodies to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

For instance, in the EU, notified bodies must be officially designated to certify products and services in accordance with the EU Medical Devices Regulation. While several notified bodies have been designated, the COVID-19 pandemic has significantly slowed down their designation process, and the current designated notified bodies are facing a large amount of requests with the new regulation, as a consequence of which review times have lengthened. This situation could impact our ability to grow our business in the EU and EEA.

Legislative or regulatory reforms in the United States or the EU may make it more difficult and costly for us to obtain regulatory clearances, approvals or certifications for our products or to manufacture, market or distribute our products after clearance, approval or certification is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of medical devices. In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced steps that the FDA intended to take to modernize the premarket notification pathway under Section 510(k) of the FDCA. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates, including plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. These proposals have not yet been finalized or adopted, although the FDA may work with Congress to implement such proposals through legislation. Accordingly, it is unclear the extent to which any proposals, if adopted, could impose additional regulatory requirements on us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances, or otherwise create competition that may negatively affect our business.

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

For instance, the EU landscape concerning medical devices in the EU recently evolved. On May 25, 2017, the EU Medical Devices Regulation entered into force, which repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable (i.e., without the need for adoption of EU member state laws implementing them) in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member States. The EU Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. Devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU Medical Devices Regulation with regard to registration of economic operators and of devices, post-market surveillance, market surveillance and vigilance requirements.

The EU Medical Devices Regulation became effective on May 26, 2021. The regulation among other things:

•
strengthens the rules on placing devices on the market (e.g. reclassification of certain devices and wider scope than the EU Medical Devices Directive) and reinforces surveillance once they are available;
•
establishes explicit provisions on manufacturers’ responsibilities for the follow up of the quality, performance and safety of devices placed on the market;

•
establishes explicit provisions on importers’ and distributors’ obligations and responsibilities;
•
imposes an obligation to identify a responsible person who is ultimately responsible for all aspects of compliance with the requirements of the new regulation;
•
improves the traceability of medical devices throughout the supply chain to the end user or patient through the introduction of a unique identification number, to increase the ability of manufacturers and regulatory authorities to trace specific devices through the supply chain and to facilitate the prompt and efficient recall of medical devices that have been found to present a safety risk;
•
sets up a central database (Eudamed) to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•
strengthens the rules for the assessment of certain high risk devices, such as implants, which may have to undergo a clinical evaluation consultation procedure by experts before they are placed on the market.

These modifications may have an effect on the way we intend to develop our business in the EU and EEA. For example, as a result of the transition towards the new regime, notified body review times have lengthened, and product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.

The clinical study process is lengthy and expensive with uncertain outcomes. Results of earlier studies may not be predictive of future clinical trial results, or the safety or efficacy profile for such products.

Clinical testing is difficult to design and implement, can take many years, can be expensive and carries uncertain outcomes. We are currently enrolling patients in our first RCT, which is evaluating the performance of the FlowTriever system in patients with moderate-to-high risk PE, and we may in the future conduct additional clinical studies for future products. The results of preclinical and clinical studies of our products conducted to date and ongoing or future studies of our current, planned or future products may not be predictive of the results of later clinical studies, and interim results of a clinical study do not necessarily predict final results. Our interpretation of data and results from our clinical studies do not ensure that we will achieve similar results in future clinical studies. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in preclinical and earlier clinical studies have nonetheless failed to produce strong results in later clinical studies. Products in later stages of clinical studies may fail to show the desired safety and efficacy despite having progressed through nonclinical and earlier clinical studies. We incur substantial expense for, and devote significant time to, clinical studies but cannot be certain that the trials will continue to result in commercial revenue. Failure can occur at any stage of clinical testing. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and non-clinical testing in addition to those we have planned.

The initiation and completion of any of clinical studies may be prevented, delayed, or halted for numerous reasons. We may experience delays in our ongoing clinical trials for a number of reasons, which could adversely affect the costs, timing or successful completion of our clinical studies, including related to the following:

•
we may be required to submit an investigational device exemption, or IDE, application to FDA, or similar application to foreign regulatory authorities which must become effective prior to commencing certain human clinical studies of medical devices, and FDA may not approve our IDE application and notify us that we may not begin clinical studies;
•
regulators and other comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical studies;
•
regulators and/or institutional review boards, or IRBS, or other reviewing bodies may not authorize us or our investigators to commence a clinical study, or to conduct or continue a clinical study at a prospective or specific study site;
•
we may not reach agreement on acceptable terms with prospective contract research organizations, or CROs and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and study sites;

•
clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical studies or abandon product development programs;
•
the number of subjects or patients required for clinical studies may be larger than we anticipate, enrollment in these clinical studies may be insufficient or slower than we anticipate, and the number of clinical studies being conducted at any given time may be high and result in fewer available patients for any given clinical study, or patients may drop out of these clinical studies at a higher rate than we anticipate;
•
our third‑party contractors, including those manufacturing products or conducting clinical studies on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•
we might have to suspend or terminate clinical studies for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;
•
we may have to amend clinical study protocols or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to submit to an IRB and/or regulatory authorities for re‑examination;
•
regulators, IRBs, or other parties may require or recommend that we or our investigators suspend or terminate clinical research for various reasons, including safety signals or noncompliance with regulatory requirements;
•
the cost of clinical studies may be greater than we anticipate;
•
clinical sites may not adhere to the clinical protocol or may drop out of a clinical study;
•
we may be unable to recruit a sufficient number of clinical study sites;
•
regulators, IRBs, or other reviewing bodies may fail to approve or subsequently find fault with our manufacturing processes or facilities of third‑party manufacturers with which we enter into agreement for clinical and commercial supplies, the supply of devices or other materials necessary to conduct clinical studies may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and/or
•
our current or future products may have undesirable side effects or other unexpected characteristics.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical studies. Any of these occurrences may significantly harm our business, financial condition and prospects.

Furthermore, patient enrollment in clinical studies and completion of patient follow-up depend on many factors, including the size of the patient population, the nature of the study protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical study, patient compliance, competing clinical studies and clinicians’ and patients’ perceptions as to the potential advantages of the product being studied in relation to other available therapies, including any new treatments that may be approved for the indications we are investigating. For example, patients may be discouraged from enrolling in our clinical studies if the study protocol requires them to undergo extensive post-treatment procedures, monitoring or follow-up to assess the safety and efficacy of a product candidate, or they may be persuaded to participate in contemporaneous clinical studies of a competitor’s product candidate. In addition, patients participating in our clinical studies may drop out before completion of the study or experience adverse medical events unrelated to our products. Delays in patient enrollment or failure of patients to continue to participate in a clinical study may delay commencement or completion of the clinical study, cause an increase in the costs of the clinical study and delays, or result in the failure of the clinical study.

Clinical studies must be conducted in accordance with the laws and regulations of the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs or ethics committees at the medical institutions where the clinical studies are conducted. In addition, clinical studies must be conducted with supplies of our devices produced under current good manufacturing practice, or cGMP, requirements and other regulations. Furthermore, we may rely on CROs, and clinical study sites to ensure the proper and timely conduct of our clinical studies and we may have limited influence over their actual performance. We depend on our collaborators and on medical institutions and CROs to conduct our clinical studies in compliance with good clinical practice, or GCP, requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical studies, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of studies, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical studies that are conducted in countries outside the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening and medical care.

Even if our future products are cleared or approved in the United States, commercialization of our products in foreign countries would require clearance, approval or certification by regulatory authorities or notified bodies in those countries. Clearance, approval or certification procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical or clinical studies. Any of these occurrences could have an adverse effect on our business, financial condition and results of operations.

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

•
The federal Physician Payments Sunshine Act which requires certain applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, or CHIP, to report annually to the DHHS Centers for Medicare and Medicaid Services, or CMS, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives) and teaching hospitals, and applicable manufacturers and group purchasing organizations, to report annually ownership and investment interests held by physicians and their immediate family members;
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

In addition, despite our efforts to enter into confidentiality agreements with our employees, consultants, clients and vendors who have access to such information, our trade secrets, data and know-how could be subject to unauthorized use, misappropriation, or disclosure to unauthorized parties, and could otherwise become known or be independently discovered by third parties. We may be unable to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, suppliers, vendors, former employees and current employees.

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

Our trademarks could be infringed or diluted by third parties, or be invalidated or found to be infringing on other marks. If any of the foregoing occurs, we could be forced to re-brand our products, resulting in loss of brand recognition and requiring us to devote resources to advertising and marketing new brands, and suffer other competitive harm. Third parties may also adopt trademarks similar to ours, which could harm our brand identity and lead to market confusion.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The U.S. Patent and Trademark Office, or USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our products, we may not be able to stop a competitor from manufacturing or marketing products that are the same as or similar to our products, which would have a material adverse effect on our business.

We may become a party to intellectual property litigation or administrative proceedings that could be costly and could interfere with our ability to market our products.

The medical device industry has been characterized by extensive litigation regarding patents, trademarks, trade secrets, and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. It is possible that U.S. and foreign patents and pending patent applications or trademarks controlled by third parties may be alleged to cover our products, or that we may be accused of misappropriating third parties’ trade secrets. Additionally, our products include components that we purchase from vendors, and may include design components that are outside of our direct control. Our competitors, many of which have substantially greater resources and have made substantial investments in patent portfolios, trademarks, and competing technologies, may have applied for or obtained, or may in the future apply for or obtain, patents or trademarks that will prevent, limit or otherwise interfere with our ability to make, use, sell and/or export our products or to use our technologies or product names. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that our products and business operations infringe or violate the intellectual property rights of others. The defense of these matters can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses or make substantial payments. Vendors from whom we purchase hardware or software may not indemnify us in the event that such hardware or software is accused of infringing a third-party’s patent or trademark or of misappropriating a third-party’s trade secret.

Since patent applications are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our products. Competitors may also contest our patents, if issued, by showing the patent examiner that the invention was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents, if issued, are not valid or enforceable for a number of reasons. If a court agrees, our rights could be narrowed or we could lose our rights entirely under those challenged patents.

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

A company may attempt to commercialize competing products utilizing our proprietary design, trademarks or tradenames in foreign countries where we do not have any patents or patent applications, or trademark registrations, and where legal recourse may be limited. This may have a significant commercial impact on our foreign business operations.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trademarks and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents and trademarks or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent and trademark rights in foreign jurisdictions could result in substantial costs and divert our attention from other aspects of our business, could put our patents and trademarks or applications in those jurisdictions, as well as elsewhere, at risk of being invalidated or interpreted narrowly, and could provoke third parties to assert claims against us. We may not prevail in any proceedings that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Certain countries in Europe and certain developing countries, including India and China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license to our patents to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license. Finally, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.

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
•
Future sales of our common stock or other securities, by us or our stockholders;
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

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include that:

•
Our board of directors has the exclusive right to expand the size of our board of directors and to elect directors to fill vacancies;
•
Our classified board of directors is divided into three classes, with each class serving a three year term;
•
Our stockholders can only take action at an annual or special meeting of our stockholders;
•
A special meeting of stockholders may be called only by the chair of the board of directors, the chief executive officer, the president or the board of directors;
•
Our amended and restated certificate of incorporation prohibits cumulative voting;
•
Our board of directors may alter our bylaws without obtaining stockholder approval;
•
Amendments to certain provisions of our amended and restated certificate of incorporation or amendments to our amended and restated bylaws generally require approval of at least two-thirds of the voting power of our outstanding capital stock;
•
Stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting; and
•
Our board of directors is authorized to issue shares of preferred stock and to determine the terms of those shares without stockholder approval.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters, which includes our manufacturing facility, is located in Irvine, California, where we occupy a facility totaling approximately 120,000 square feet under a lease agreement that expires in July 2041. This facility contains dedicated research and development, training, education and manufacturing spaces.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol "NARI".

Stockholders

As of February 18, 2022, there were approximately 13 holders of record of our common stock. This number does not include stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Securities authorized for issuance under equity compensation plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Stock Performance Graph

The graph below shows a comparison, from May 22, 2020 (the date our common stock commenced trading on the Nasdaq) through December 31, 2021 of the cumulative total return to stockholders of our common stock relative to the Nasdaq Composite Index (“NBI”) and the Nasdaq Biotechnology Index (“IXIC”). The graph assumes that $100 was invested in each of our common stock, the Nasdaq Composite and the Nasdaq Biotechnology at their respective closing prices on May 22, 2020 and assumes reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance. This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Overview

We are a medical device company with a mission to treat and transform the lives of patients suffering from venous and other diseases. Our current product offerings consists of two minimally-invasive, novel catheter-based mechanical thrombectomy systems, which are purpose-built for the specific characteristics of the venous system and the treatment of the two distinct manifestations of venous thromboembolism, or VTE – deep vein thrombosis, or DVT, and pulmonary embolism, or PE. Our ClotTriever product is FDA-cleared for the treatment of DVT. Our FlowTriever product is the first thrombectomy system FDA-cleared for the treatment of pulmonary embolism, or PE, and is also FDA-cleared for clot in transit in the right atrium.

We believe the best way to treat VTE and improve the quality of life of patients suffering from this disease is to safely and effectively remove the blood clot. With that in mind, we designed and purpose-built our ClotTriever and FlowTriever systems. The ClotTriever is a mechanical thrombectomy system designed to core, capture and remove large clots from large vessels and is used to treat DVT. The FlowTriever is a large bore catheter-based aspiration and mechanical thrombectomy system designed to remove large clots from large vessels to treat PE. Both products are designed to eliminate the need for thrombolytic drugs.

We believe our mission-focused and highly-trained commercial organization provides a significant competitive advantage. Our most important relationships are between our sales representatives and our treating physicians, which include interventional cardiologists, interventional radiologists and vascular surgeons. We recruit sales representatives who have substantial and applicable medical device and/or sales experience. Our front-line sales representatives typically attend procedures, which puts us at the intersection of the patient, product and physician. We have developed systems and processes to harness the information gained from these relationships and we leverage this information to rapidly iterate products, introduce and execute physician education and training programs and scale our sales organization. We market and sell our products to hospitals, which are reimbursed by various third-party payors.

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

As of December 31, 2021, we had cash, cash equivalents and investments of $180.1 million, no long-term debt outstanding and an accumulated deficit of $17.6 million.

For the year ended December 31, 2021, we generated revenue of $277.0 million, with a gross margin of 91.1% and net income of $9.8 million, compared to revenue of $139.7 million, with a gross margin of 90.6% and net income of $13.8 million for the year ended December 31, 2020.

COVID-19

Since December 2019, a novel strain of coronavirus, SARS-CoV-2, and the resulting disease, COVID-19, has spread to most countries, including all 50 states in the United States. The global healthcare system continues to face an unprecedented challenge as a result of the COVID-19 situation and its impact. COVID-19 has had and may continue to have an adverse impact on aspects of our business, including the demand for our products, operations, and ability to research and develop and bring new products and services to market.

In response to the pandemic, in March 2020, many governmental authorities suspended or canceled elective, specialty and other procedures and appointments, and some states and countries issued “stay at home” orders limiting non-essential activities, travel and business operations. These orders significantly decreased the number of procedures performed using our products during March and April 2020 and otherwise negatively impacted our operations. In response to the impact of COVID-19, we implemented a variety of measures to help manage through the impact and position us to resume operations quickly and efficiently. The results of 2021 reflect some recovery from the declines we experienced in 2020 as a result of COVID-19. However, with disease variants, cases continuing to resurge in certain areas, and hospitals at capacity in some instances due to non-COVID-19 treatments, or staff or other resource constraints, to the extent individuals and hospital systems de-prioritize, delay or cancel deferrable medical procedures, our business, cash flows, financial condition and results of operations may continue to be negatively affected.

While we are encouraged by our results for the year ended December 31, 2021, we are aware that the actual and perceived impact of COVID-19 is changing and cannot be predicted. As a result, we cannot assure that our recent procedure volumes are indicative of future results or that we will not experience additional negative impacts associated with COVID-19, which could be significant. We continue to focus our efforts on the health and safety of patients, healthcare providers and employees, while executing our mission of transforming the lives of patients. While we expect the COVID-19 pandemic may continue to negatively impact performance in 2022, we believe the long-term fundamentals remain strong and we will continue to effectively manage through these challenges.

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

	Three Months Ended
Procedures(1)	Dec 31, 2021	Sept 30, 2021	June 30, 2021	March 31, 2021	Dec 31, 2020
DVT	3,600	3,400	3,000	2,800	2,400
PE	4,100	3,300	2,800	2,700	2,200
	7,700	6,700	5,800	5,500	4,600

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

Components of our Results of Operations

Revenue

We currently derive substantially all our revenue from the sale of our ClotTriever and FlowTriever products directly to hospitals primarily located in the United States. Our customers typically purchase an initial stocking order of our products and then reorder replenishment products as procedures are performed. No single customer accounted for 10% or more of our revenue during the years ended December 31, 2021, 2020 and 2019. We expect our revenue to increase in absolute dollars as we expand our sales organization and sales territories, add customers, expand the base of physicians that are trained to use our products, expand awareness of our products with new and existing customers and as physicians perform more procedures using our products. Revenue for ClotTriever and FlowTriever products as a percentage of total revenue is as follows:

	Years Ended December 31,
	2021	2020	2019

ClotTriever	32%	37%	38%
FlowTriever	68%	63%	62%

Cost of Goods Sold and Gross Margin

We manufacture and/or assemble all our products at our facility in Irvine, California. Cost of goods sold consists primarily of the cost of raw materials, components, direct labor and manufacturing overhead. Overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management, including stock-based compensation. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs such as shipping costs and royalty expense. We expect cost of goods sold to continue to increase in absolute dollars as our revenue grows, we introduce new products, and more of our products are sold; however, we also expect to realize opportunities to increase operating leverage in our expanded manufacturing operations.

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, including average selling prices, product sales mix, production and ordering volumes, manufacturing costs, product yields, headcount and cost-reduction strategies. Our gross margin could fluctuate from year to year as we introduce new products, adopt new manufacturing processes and technologies, and as we expand internationally.

Treatments using the FlowTriever may involve one or more Triever aspiration catheters and one or more FlowTriever catheters. We charge customers the same price for each FlowTriever procedure, regardless of the number of components used. As a result, changes in the number of components used, the cost of these components and the introduction of additional components can impact our gross margin.

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of engineering, product development, clinical studies to develop and support our products, regulatory expenses, and other costs associated with products that are in development. These expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation and an allocation of facility overhead expenses. Additionally, R&D expenses include costs associated with our clinical trials and registries, including clinical study design, clinical study site initiation and study costs, data management, and internal and external costs associated with our regulatory compliance, including the costs of outside consultants and contractors that assist in the process of submitting and maintaining regulatory filings. We expense R&D costs as incurred. We expect R&D to increase as a percentage of revenue in the near term and generally expect R&D expenses as a percentage of revenue to vary over time depending on the level and timing of our new product development efforts, as well as our clinical evidence development, clinical trials and registries and other related activities.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling and marketing functions, physician education programs, commercial operations and analytics, finance, information technology and human resource functions. Other SG&A expenses include sales commissions, travel expenses, promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, physician training, professional services fees (including legal, audit and tax fees), insurance costs, general corporate expenses and facilities-related expenses. We expect SG&A expenses to continue to increase in absolute dollars as we expand our sales and marketing organization and infrastructure to both drive and support the anticipated growth in revenue.

Interest Income

Interest income consists primarily of interest income earned on our cash, cash equivalents and investments.

Interest Expense

Interest expense consists primarily of interest incurred on our outstanding indebtedness and non-cash interest related to the amortization of debt discount and issuance costs associated with our indebtedness.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities consists of gains and losses resulting from the remeasurement of the fair value of our preferred stock warrant liabilities at each balance sheet date. Upon the closing of our IPO, our outstanding preferred stock warrants automatically converted into warrants to purchase shares of our common stock. At such time, the final fair value of the warrant liabilities was reclassified to stockholders’ equity (deficit) and we will no longer record any related periodic fair value adjustments.

Results of Operations

Comparison of the years ended December 31, 2021 and 2020

The following table sets forth our results of operations in dollars and as percentage of revenue for the periods presented (dollars in thousands):

	Years Ended December 31,
	2021	%	2020	%	Change $
Revenue	$276,984	100.0%	$139,670	100.0%	$137,314
Cost of goods sold	24,757	8.9%	13,106	9.4%	11,651
Gross profit	252,227	91.1%	126,564	90.6%	125,663
Operating expenses:
Research and development	51,018	18.4%	18,399	13.2%	32,619
Selling, general and administrative	190,365	68.7%	89,746	64.3%	100,619
Total operating expenses	241,383	87.1%	108,145	77.5%	133,238
Income from operations	10,844	4.0%	18,419	13.1%	(7,575)
Other income (expense)
Interest income	154	0.1%	484	0.3%	(330)
Interest expense	(295)	(0.1%)	(1,135)	(0.8%)	840
Change in fair value of warrant liabilities	—	0.0%	(3,317)	(2.4%)	3,317
Other expenses	(18)	0.0%	(662)	(0.5%)	644
Total other expenses, net	(159)	0.0%	(4,630)	(3.4%)	4,471
Income before income taxes	$10,685	4.0%	$13,789	9.7%	$(3,104)

Revenue. Revenue increased $137.3 million, or 98.3%, to $277.0 million during the year ended December 31, 2021, compared to $139.7 million during the year ended December 31, 2020. The increase in revenue was due primarily to an increase in the number of products sold as we expanded our sales territories, opened new accounts and achieved deeper penetration of our products into existing accounts, and introduced new products. Revenue for the year ended December 31, 2020 was also negatively impacted by a rapid deceleration in the number of products sold due to the COVID-19 pandemic.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $11.7 million, or 88.9%, to $24.8 million during the year ended December 31, 2021, compared to $13.1 million during the year ended December 31, 2020. This increase was due to the increase in the number of products sold and additional manufacturing overhead costs incurred as we invested significantly in our operational infrastructure to support anticipated future growth. Gross margin for the year ended December 31, 2021 increased to 91.1%, compared to 90.6% for the year ended December 31, 2020, due primarily to improved operating leverage and a change in product mix.

Research and Development Expenses. R&D expenses increased $32.6 million, or 177.3%, to $51.0 million during the year ended December 31, 2021, compared to $18.4 million during the year ended December 31, 2020 to develop our new product pipeline and build our clinical evidence base. The increase in R&D expenses was primarily due to increases of $16.1 million of personnel-related expenses as a result of a significant increase in headcount, $5.7 million of product related material and supplies, $4.2 million in licensed technology fees, $2.9 million of clinical study and registry expenses due to increased patient enrollment, and $1.8 million in professional services fees.

Selling, General and Administrative Expenses. SG&A expenses increased $100.6 million, or 112.1%, to $190.4 million during the year ended December 31, 2021, compared to $89.7 million during the year ended December 31, 2020. The increase in SG&A costs was primarily due to an increase of $77.3 million in personnel-related expenses as a result of increased headcount across our organization, increased commissions due to higher revenue and increased stock-based compensation expenses, including an $9.2 million in stock-based compensation expense as a result of accelerated vesting of RSUs and stock options, an increase of $5.7 million in professional fees, an increase of $5.6 million in travel and related expenses, an increase of $3.1 million in marketing expenses, an increase of $2.5 million in depreciation and software license fees, an increase of $2.2 million in insurance costs, and an increase of $1.7 million in facility related costs, particularly related to our new facility.

Interest Income. Interest income decreased by $0.3 million or 68.2% to $0.2 million for the year ended December 31, 2021, compared to $0.5 million for the year ended December 31, 2020. The decrease in interest income was primarily due to lower interest rates during the year ended December 31, 2021, compared to the year ended December 31, 2020.

Interest Expense. Interest expense decreased by $0.8 million or 74.0% to $0.3 million for the year ended December 31, 2021, compared to $1.1 million for the year ended December 31, 2020. This decrease was primarily due to lower average borrowings under our credit facilities during the year ended December 31, 2021.

Change in Fair Value of Warrant Liabilities. We recorded no change in fair value of warrant liabilities for the year ended December 31, 2021 as no warrants were outstanding during the current year, compared to $3.3 million for the year ended December 31, 2020.

Other expenses. Other expenses of $18,000 for the year ended December 31, 2021 consisted primarily of foreign currency losses. While other expenses for the year ended December 31, 2020 consisted primarily of a $0.7 million loss on extinguishment of debt related to the payoff of our debt facility with Signature Bank.

Comparison of the years ended December 31, 2020 and 2019

For a comparison of our results of operations and cash flows for the years ended December 31, 2020 and 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 9, 2021, which comparative information is incorporated by reference in this Report.

Liquidity and Capital Resources

To date, our primary sources of capital have been the net proceeds we received through private placements of preferred stock, debt financing agreements, the sale of common stock in our IPO, and revenue from the sale of our products. On May 27, 2020, we completed our IPO, including the underwriters full exercise of their over-allotment option, selling 9,432,949 shares of our common stock at $19.00 per share. Upon completion of our IPO, we received net proceeds of approximately $163.0 million, after deducting underwriting discounts and commissions and offering expenses. In August 2020, we repaid in full the $30.0 million of principal owed under the credit facility with Signature Bank. As of December 31, 2021, we had cash and cash equivalents of $92.8 million, investments in debt securities of $87.3 million and an accumulated deficit of $17.6 million. In September 2020, we entered into a new revolving Credit Agreement with Bank of America which provides for loans up to a maximum of $30 million. As of December 31, 2021, we had no principal outstanding under the Credit Agreement and the amount available to borrow was approximately $28.2 million.

Based on our current planned operations, we expect that our cash and cash equivalents, short-term investments and available borrowings will enable us to fund our operating expenses for at least 12 months from the date hereof.

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

Cash Flows

The following table summarizes our cash flows for each of periods indicated (in thousands):

	Years Ended December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$25,486	$1,912
Investing activities	(51,022)	(55,437)
Financing activities	4,073	144,115
Effect of foreign exchange rate on cash and cash equivalents	(402)	—
Net increase (decrease) in cash and cash equivalents	$(21,865)	$90,590

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the year ended December 31, 2021 was $25.5 million, consisting primarily of net income of $9.8 million and non-cash charges of $30.0 million, offset by an increase in net operating assets of $14.3 million. The increase in net operating assets was primarily due to increases in accounts receivable of $14.3 million and inventories of $10.5 million to support the growth of our operations, an increase in prepaid and other assets of $3.4 million primarily from prepaid insurance, which were partially offset by increases in accounts payable of $3.5 million and accrued liabilities of $26.0 million due to timing of payments, increased headcount and growth of our operations, lease prepayments for lessor's owned leasehold improvements of $14.8 million and a decrease in operating lease liabilities of $0.8 million. The non-cash charges primarily consisted of $25.4 million in stock-based compensation expense, $3.0 million in depreciation, and $1.3 million in amortization of the right-of-use assets.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $51.0 million, consisting of $134.4 million of purchases of short-term investments coupled with $13.6 million of purchases of property and equipment, offset by $97.0 million in maturities of short-term investments.

Net cash used in investing activities for the year ended December 31, 2020 was $55.4 million, consisting of purchases of short-term securities of $50.0 million and purchases of property and equipment of $5.4 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $4.1 million, consisting of $5.6 million of proceeds from the issuance of common stock under our employee stock purchase plan and $0.9 million of proceeds from exercise of stock options, offset by $2.4 million of tax payments related to vested RSUs.

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

While our significant accounting policies are more fully described in Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and require our most difficult, subjective and complex judgments.

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

The Company sells its products primarily to hospitals in the United States utilizing the Company’s direct sales force. The Company recognizes revenue for arrangements where the Company has satisfied its performance obligation of shipping or delivering the product. For sales where the Company’s sales representative hand-deliver products directly to the hospitals, control of the products transfers to the customers upon such hand delivery. For sales where products are shipped, control of the products transfers either upon shipment or delivery of the products to the customer, depending on the shipping terms and conditions. Revenue from product sales is comprised of product revenue, net of product returns, administrative fees and sales rebates.

The Company sells to a diversified base of customers and, therefore, believes there is no material concentration of credit risk.

Performance Obligation—The Company has revenue arrangements that consist of a single performance obligation, the shipping or delivery of the Company’s products. The satisfaction of this performance obligation occurs with the transfer of control of the Company’s product to its customers, either upon shipment or delivery of the product.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of revenue recognized is based on the transaction price, which represents the invoiced amount, net of administrative fees and sales rebates, where applicable. The Company provides a standard 30-day unconditional right of return period. The Company establishes estimated provisions for returns at the time of sale based on historical experience. Historically, the actual product returns have been immaterial to the Company’s consolidated financial statements.

As of December 31, 2021 and 2020, the Company recorded $448,000 and $498,000, respectively, of unbilled receivables, which are included in accounts receivable, net, in the accompanying consolidated balance sheets.

Revenue for ClotTriever and FlowTriever products as a percentage of total revenue was derived as follows:

	Years Ended December 31,
	2021	2020	2019

ClotTriever	32%	37%	38%
FlowTriever	68%	63%	62%

The Company offers payment terms to its customers of less than three months and these terms do not include a significant financing component. The Company excludes taxes assessed by governmental authorities on revenue-producing transactions from the measurement of the transaction price.

The Company offers its standard warranty to all customers. The Company does not sell any warranties on a standalone basis. The Company’s warranty provides that its products are free of material defects and conform to specifications, and includes an offer to repair, replace or refund the purchase price of defective products. This assurance does not constitute a service and is not considered a separate performance obligation. The Company estimates warranty liabilities at the time of revenue recognition and records it as a charge to cost of goods sold. The warranty liability as of December 31, 2021 and 2020 and warranty cost recognized for the years ended December 31, 2021, 2020 and 2019 were not significant.

Costs associated with product sales including commissions are recorded in SG&A expenses. The Company applies the practical expedient and recognizes commissions as expense when incurred because the amortization period is less than one year.

Cash, Cash Equivalents and Short-Term Investments

The Company considers cash on hand, cash in demand deposit accounts including money market funds, and instruments with a maturity date of 90 days or less at date of purchase to be cash and cash equivalents. The Company maintains cash, cash equivalent and restricted cash balances with banks. At times, the cash and cash equivalent balances may exceed federally insured limits. The Company does not believe that this results in any significant credit risk as the Company’s policy is to place its cash and cash equivalents in highly-rated financial institutions.

Investments have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. The Company determines the appropriate classification of its investments in available-for-sales debt securities at the time of purchase. Available-for-sale debt securities with maturities greater than 12 months from the balance sheet date are classified as long-term investments on the consolidated balance sheets.

Unrealized gains and losses are excluded from earnings and reported as a component of comprehensive income (loss). The Company periodically evaluates whether declines in fair values of its marketable securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the marketable security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any marketable securities before recovery of its amortized cost basis. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on marketable securities are included in other income (expenses), net on the condensed consolidated statements of operations. The cost of investments sold is based on the specific-identification method. Interest on marketable securities is included in interest income.

Accounts Receivable, net

Trade accounts receivable are recorded at the invoiced amount, net of any allowance for credit losses. The Company evaluates the expected credit losses of accounts receivable, considering historical credit losses, current customer-specific information and other relevant factors when determining the allowance. An increase to the allowance for credit losses results in a corresponding increase in selling, general and administrative expenses. The Company charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed.

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

Upon adoption of Accounting Standard Update (“ASU”) 2016-13, the Company did not recognize an adjustment to the beginning balance of retained earnings as of January 1, 2021, as the impact from the adoption was not material.

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

Right-of-use Assets and Lease Liabilities

The Company determines if an contractual arrangement contains a lease at its inception and determines the classification of a lease, as either operating or finance, at commencement.

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

The Company adheres to the short-term lease recognition exemption for all classes of assets (i.e. facilities and equipment). As a result, leases with an initial term of twelve months or less are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. In addition, for certain equipment leases, the Company accounts for lease and non-lease components, such as services, as a single lease component, as permitted.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Management assesses the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2021 and 2020, the net deferred tax assets have been fully offset by a valuation allowance.

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

Recent Accounting Pronouncements

Please refer to Note 2 to our audited consolidated financial statements appearing under Part 2, Item 8 for a discussion of new accounting standards updates that may impact us.

JOBS Act Accounting Election

The JOBS Act allows an emerging growth company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. Effective December 31, 2021, the Company was no longer an “emerging growth company” within the meaning of the JOBS Act and can no longer take advantage of this extended transition period. Prior to December 31, 2021, the Company had elected to use this extended transition period and, as a result, our financial statements may not have been comparable to companies that comply with public company effective dates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The risk associated with fluctuating interest rates is primarily limited to our indebtedness. As of December 31, 2021, we had no long-term debt outstanding. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.

Credit Risk

As of December 31, 2021, our cash and cash equivalents and investments were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We do not believe we are exposed to any significant credit risk. Our cash equivalents are invested in highly rated money market funds.

Our accounts receivable relate to revenue from the sale of our products primarily to hospitals and medical centers in the United States. No customer represented 10% or more of our accounts receivable as of December 31, 2021.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act), as of December 31, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time period specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financing reporting and the preparation of financial statements for external purposes in accordance with U.S generally accepted accounting principles.

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and oversight of the board of directors, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the fourth quarter of our fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation report of the registered public accounting firm

BDO USA, LLP, an independent registered public accounting firm that audited our financial statements for the year ended December 31, 2021, included in this Report, has issued an attestation report on the effectiveness of our internal control over financial reporting. This Report is set forth below:

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Inari Medical, Inc.

Irvine, California

Opinion on Internal Control over Financial Reporting

We have audited Inari Medical, Inc’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), mezzanine equity and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 23, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Costa Mesa, California

February 23, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as provided below, the information required by this item is incorporated by reference from the applicable information set forth in “Executive Officers,” “Election of Directors,” “Corporate Governance,” and Section 16(a) Beneficial Ownership Reporting Compliance” which will be included in our Proxy Statement for our 2022 Annual Meeting of Stockholders, or the Proxy Statement, to be filed with the SEC.

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
(2)
Financial Statement Schedules: All schedules are omitted because they are not applicable
(3)
Exhibits

	Exhibit Index
			Incorporated by reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39293	3.1	5/28/2020
3.2	Amended and Restated Bylaws	8-K	001-39293	3.2	5/28/2020
4.1	Form of Certificate of Common Stock	S-1	333-236568	4.1	2/21/2020
4.2	Second Amended and Restated Investors’ Rights Agreement by and between Inari Medical, Inc. and certain investors, dated March 29, 2018	S-1	333-236568	4.2	2/21/2020
4.3	Warrant to purchase common stock, issued by Inari Medical, Inc. to Croton Partners, LLC, dated February 19, 2015	S-1	333-236568	4.3	2/21/2020
4.4	Warrant to purchase Series A preferred stock, issued by Inari Medical, Inc. to Silicon Valley Bank, dated December 10, 2014	S-1	333-236568	4.4	2/21/2020
4.5	Warrant to purchase Series B preferred stock, issued by Inari Medical, Inc. to East West Bank dated April 29, 2016	S-1	333-236568	4.5	2/21/2020
4.6	Description of Inari Medical, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Form of Indemnification Agreement between Inari Medical, Inc. and its directors and officers	S-1/A	333-236568	10.1	5/5/2020
10.2#	2011 Equity Incentive Plan	S-1	333-236568	10.3	2/21/2020
10.3#	Form of Stock Option Agreement pursuant to 2011 Equity Incentive Plan	S-1	333-236568	10.4	2/21/2020
10.4#	Form of Restricted Stock Unit Agreement pursuant to 2011 Equity Incentive Plan	S-1	333-236568	10.5	2/21/2020
10.5#	2020 Incentive Award Plan	S-1/A	333-236568	10.6	5/18/2020
10.6#	Form of Option Agreement pursuant to 2020 Incentive Award Plan	S-1/A	333-236568	10.6.1	5/18/2020
10.7#	Form of Restricted Stock Unit Agreement pursuant to 2020 Incentive Award Plan	S-1/A	333-236568	10.6.2	5/18/2020
10.8#	Form of Restricted Stock Unit Award Agreement pursuant to 2020 Incentive Award Plan - International	10-K	001-39293	10.8	3/9/2021
10.9#	Amended and Restated 2020 Employee Stock Purchase Plan	10-Q	001-39293	10.3	11/12/2020
10.10#	Employment Agreement, dated as of March 5, 2020, by and between Inari Medical, Inc. and William Hoffman	S-1/A	333-236568	10.12	5/5/2020
10.11#	Employment Agreement, dated as of March 5, 2020, by and between Inari Medical, Inc. and Mitch Hill	S-1/A	333-236568	10.13	5/5/2020
10.12#	Employment Agreement, dated as of March 5, 2020, by and between Inari Medical, Inc. and Andrew Hykes	S-1/A	333-236568	10.14	5/5/2020
10.13#	Employment Agreement, dated as of March 5, 2020, by and between Inari Medical, Inc. and Dr. Thomas Tu	10-K	001-39293	10.13	3/9/2021
10.14#	Amended and Restated Non-Employee Director Compensation Program
10.15	Lease Agreement, dated as of March 6, 2019, by and between Inari Medical, Inc. and Bake Technology Park LLC	S-1	333-236568	10.2	2/21/2020
10.16	Lease Agreement, dated as of October 7, 2020, by and between Inari Medical, Inc. and Oak Canyon Creek LLC	10-Q	001-39293	10.1	11/12/2020

			Incorporated by reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.17	Lease Termination Agreement, dated as of October 7, 2020, as modified by that First Amendment to the Lease Termination Agreement dated February 3, 2021, by and between Inari Medical, Inc. and Bake Technology Park LLC	10-K	001-39293	10.17	3/9/2021
10.18	First Amendment to Lease dated March 3, 2021, by and between Inari Medical, Inc. and Oak Canyon Creek LLC	10-K	001-39293	10.18	3/9/2021
10.19	Sublicense Agreement, dated as of August 1, 2019, by and between Inari Medical, Inc. and Inceptus Medical, LLC	S-1	333-236568	10.9	2/21/2020
10.20	Amended and Restated Services Agreement, dated as of February 1, 2018, by and between Inari Medical, Inc. and Inceptus Medical, LLC	S-1	333-236568	10.10	2/21/2020
10.21	Amended and Restated Technology Agreement, dated as of March 2, 2018, by and between Inari Medical, Inc. and Inceptus Medical, LLC	S-1	333-236568	10.11	2/21/2020
10.22	Loan, Guaranty and Security Agreement, dated as of September 4, 2020, by and among Inari Medical, Inc., Inari Medical International, Inc. and Bank of America, N.A.	8-K	001-39293	10.1	9/11/2020
10.23	First Amendment to Loan, Guaranty and Security Agreement, dated as of March 30, 2021, by and between Inari Medical, Inc., Inari Medical International, Inc. and each of the lenders signatory thereto and Bank of America, N.A. as agent	8-K	001-39293	10.1	3/31/2021
10.24	Second Amendment to Loan, Guaranty and Security Agreement, dated as of November 8, 2021
10.25#	Form of Restricted Stock Unit Award Agreement pursuant to 2020 Incentive Award Plan - Non-Employee Director
21.1	Subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its EBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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

INARI MEDICAL, INC.

Date: February 23, 2022	By:	/s/ William Hoffman
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

Name	Title	Date

/s/ William Hoffman	Chief Executive Officer (Principal Executive Officer), President and Director	February 23, 2022
William Hoffman

/s/ Mitchell Hill	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 23, 2022
Mitchell Hill

/s/ Donald Milder	Chair of the Board of Directors	February 23, 2022
Donald Milder

/s/ Cynthia Lucchese	Director	February 23, 2022
Cynthia Lucchese

/s/ Kirk Nielsen	Director	February 23, 2022
Kirk Nielsen

/s/ Rebecca Chambers	Director	February 23, 2022
Rebecca Chambers

/s/ Jonathan Root	Director	February 23, 2022
Jonathan Root, M.D.

/s/ Catherine Szyman	Director	February 23, 2022
Catherine Szyman

/s/ Dana G. Mead	Director	February 23, 2022
Dana G. Mead, Jr.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Inari Medical, Inc.

Irvine, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Inari Medical, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), mezzanine equity and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 23, 2022 expressed an unqualified opinion thereon.

Change in Accounting Method Related to Leases

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company has changed its method of accounting for leases during the year ended December 31, 2021 due to the adoption of the Accounting Standards Codification 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Income Taxes

As described in Note 13 to the consolidated financial statements, the Company maintained a full valuation allowance on its consolidated net deferred tax assets of $17.9 million as of December 31, 2021. Valuation allowances have been established for the amounts that, more likely than not, will not be realized. In evaluating the Company’s ability to realize the tax benefits from the net deferred tax assets, management considered available positive and negative evidence and concluded that the net deferred tax assets as of December 31, 2021, more likely than not, will not be realized.

We identified the evaluation of whether the net deferred tax assets as of December 31, 2021, more likely than not, will not be realized as a critical audit matter. The principal considerations for our determination are the significant judgments required by management in formulating forecasted revenues and research and development expenses and the appropriateness of management’s approach to evaluating whether estimated future sources of taxable income were sufficient to utilize the deferred tax assets in the relevant time period. Auditing these considerations required especially challenging auditor judgment due to the nature and extent of audit effort needed to address this matter, including utilizing personnel with specialized skill and knowledge in taxation.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the effects of positive and negative evidence supporting the Company’s conclusion that the deferred tax assets, more likely than not, will not be realized.
•
Assessing the reasonableness of the forecasted revenue by comparing to historical performance, evaluating adjustments for unusual historical matters, evaluating significant inputs to the forecasted amounts and comparing to industry trends.
•
Assessing the reasonableness of the forecasted research and development expenses by comparing to historical performance and evaluating significant inputs to the forecasted amounts including assessing management’s future plans and whether the assumptions used in the forecast are consistent with evidence obtained in other areas of the audit.
•
Utilizing personnel with specialized skill and knowledge in taxation to assist in the evaluation of management’s assessment of positive and negative evidence, and whether the estimated future sources of taxable income were sufficient to utilize the deferred tax assets in the relevant time period.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2019.

Costa Mesa, California

February 23, 2022

Inari Medical, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$92,752	$114,229
Short-term investments	83,348	49,981
Accounts receivable, net	42,351	28,008
Inventories, net	21,053	10,597
Prepaid expenses and other current assets	5,694	2,808
Restricted cash	—	50
Total current assets	245,198	205,673
Property and equipment, net	16,471	7,498
Operating lease right-of-use assets	44,909	—
Long-term investments	3,983	—
Deposits and other assets	981	583
Restricted cash	—	338
Total assets	$311,542	$214,092
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,541	$3,047
Payroll-related accruals	24,433	8,198
Accrued expenses and other current liabilities	10,737	2,593
Operating lease liabilities, current portion	802	—
Total current liabilities	42,513	13,838
Operating lease liabilities, noncurrent portion	28,404	—
Other long-term liability	1,416	—
Total liabilities	72,333	13,838

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 50,313,452 and 49,251,614 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	50	49
Additional paid in capital	257,144	227,624
Accumulated other comprehensive (loss) income	(402)	4
Accumulated deficit	(17,583)	(27,423)
Total stockholders' equity	239,209	200,254
Total liabilities and stockholders' equity	$311,542	$214,092

The accompanying notes are an integral part of these consolidated financial statements.

Inari Medical, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Years Ended December 31,
	2021	2020	2019
Revenue	$276,984	$139,670	$51,129
Cost of goods sold	24,757	13,106	5,911
Gross profit	252,227	126,564	45,218
Operating expenses
Research and development	51,018	18,399	7,220
Selling, general and administrative	190,365	89,746	37,197
Total operating expenses	241,383	108,145	44,417
Income from operations	10,844	18,419	801
Other income (expense)
Interest income	154	484	89
Interest expense	(295)	(1,135)	(920)
Change in fair value of warrant liabilities	—	(3,317)	(957)
Other expense, net	(18)	(662)	(205)
Total other expenses	(159)	(4,630)	(1,993)
Income (loss) before income taxes	10,685	13,789	(1,192)
Provision for income taxes	845	—	—
Net income (loss)	$9,840	$13,789	$(1,192)
Other comprehensive income (loss)
Foreign currency translation adjustments	(379)	—	—
Unrealized (loss) gain on available-for-sale securities	(27)	4	—
Total other comprehensive income (loss)	(406)	4	—
Comprehensive income (loss)	$9,434	$13,793	$(1,192)
Net income (loss) per share
Basic	$0.20	$0.43	$(0.20)
Diluted	$0.18	$0.27	$(0.20)
Weighted average common shares used to compute net income (loss) per share
Basic	49,815,914	32,033,827	5,887,542
Diluted	55,594,159	51,554,996	5,887,542

The accompanying notes are an integral part of these consolidated financial statements.

Inari Medical, Inc.

Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Subscriptions	Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2018	31,968,570	$54,170	6,310,865	$6	$(758)	$1,430	$—	$(40,124)	$(39,446)
Adjustment to recognize new revenue recognition standard	—	—	—	—	—	—	—	104	104
Options exercised for common stock	—	—	409,902	1	—	126	—	—	127
Interest earned on subscriptions receivable	—	—	—	—	(15)	—	—	—	(15)
Proceeds from subscriptions receivable	—	—	—	—	773	—	—	—	773
Share-based compensation	—	—	—	—	—	505	—	—	505
Net loss	—	—	—	—	—	—	—	(1,192)	(1,192)
Balance, December 31, 2019	31,968,570	54,170	6,720,767	7	—	2,061	—	(41,212)	(39,144)
Conversion of preferred stock to common stock upon initial public offering ("IPO")	(31,968,570)	(54,170)	31,968,570	32	—	54,138	—	—	54,170
Issuance of common stock in connection with an IPO, net of issuance costs of $16.3 million	—	—	9,432,949	9	—	162,970	—	—	162,979
Conversion and reclassification of preferred stock warrants to common stock warrants upon IPO	—	—	—	—	—	4,486	—	—	4,486
Exercise of common stock warrants	—	—	277,309	1	—	4	—	—	5
Options exercised for common stock	—	—	851,189	—	—	466	—	—	466
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	—	—	830	—	—	(25)	—	—	(25)
Share-based compensation	—	—	—	—	—	3,524	—	—	3,524
Other comprehensive income	—	—	—	—	—	—	4	—	4
Net income	—	—	—	—	—	—	—	13,789	13,789
Balance, December 31, 2020	—	—	49,251,614	49	—	227,624	4	(27,423)	200,254
Options exercised for common stock	—	—	806,008	1	—	868	—	—	869
Issuance of common stock under employee stock purchase plan	—	—	85,049	—	—	5,558	—	—	5,558
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	—	—	170,781	—	—	(2,354)	—	—	(2,354)
Share-based compensation	—	—	—	—	—	25,448	—	—	25,448
Other comprehensive loss	—	—	—	—	—	—	(406)	—	(406)
Net income	—	—	—	—	—	—	—	9,840	9,840
Balance, December 31, 2021	—	$—	50,313,452	$50	$—	$257,144	$(402)	$(17,583)	$239,209

The accompanying notes are an integral part of these consolidated financial statements.

Inari Medical, Inc-

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$9,840	$13,789	$(1,192)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,034	1,385	614
Amortization of deferred financing costs	143	181	101
Amortization of right-of-use assets	1,274	—	—
Share-based compensation expense	25,448	3,524	505
Allowance for credit losses	(22)	—	62
Loss on disposal of fixed assets	69	237	119
Loss on extinguishment of debt	—	648	205
Loss on change in fair value of warrant liabilities	—	3,317	957
Amortization of fair value of warrants issued with debt	—	—	14
Changes in:
Accounts receivable	(14,361)	(16,706)	(9,017)
Inventories	(10,488)	(6,644)	(2,874)
Prepaid expenses, deposits and other assets	(3,430)	(2,458)	(1,158)
Accounts payable	3,514	498	1,835
Payroll-related accruals, accrued expenses and other liabilities	25,992	4,141	4,893
Lease prepayments for lessor's owned leasehold improvements	(14,755)	—	—
Operating lease liabilities	(772)	—	—
Net cash provided by (used in) operating activities	25,486	1,912	(4,936)
Cash flows from investing activities
Purchases of property and equipment	(13,645)	(5,460)	(3,144)
Purchases of short-term investments	(134,377)	(49,977)	—
Maturities of short-term investments	97,000	—	—
Net cash used in investing activities	(51,022)	(55,437)	(3,144)
Cash flows from financing activities
Proceeds from exercise of stock options and warrants	869	471	127
Payment of taxes related to vested restricted stock units	(2,354)	(25)	—
Proceeds from issuance of common stock under employee stock purchase plan	5,558	—	—
Proceeds from issuance of common stock upon initial public offering, net of issuance costs paid	—	164,361	—
Proceeds from notes payable	—	10,000	20,000
Repayments of notes payable	—	(30,250)	(10,140)
Debt financing costs	—	(442)	(536)
Proceeds from subscriptions receivable	—	—	772
Net cash provided by financing activities	4,073	144,115	10,223
Effect of foreign exchange rate on cash and cash equivalents	(402)	—	—
Net (decrease) increase in cash	(21,865)	90,590	2,143
Cash, cash equivalents and restricted cash beginning of period	114,617	24,027	21,884
Cash, cash equivalents and restricted cash end of period	$92,752	$114,617	$24,027

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$472	$154	$14
Cash paid for interest	$151	$999	$810
Noncash investing and financing:
Lease liabilities arising from obtaining right-of-use assets	$28,648	$—	$—
Common stock issued on conversion of convertible preferred stock	$—	$54,170	$—
Common stock warrants issued on conversion of preferred stock warrants and the reclassification of the warrant liability	$—	$4,486	$—
Deferred initial public offering cost recorded to additional paid in capital	$—	$1,382	$—
Accrual of deferred interest obligation associated with debt	$—	$—	$150

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

2. Summary of Significant Accounting Policies

COVID-19 and CARES Act

The global healthcare system continues to face an unprecedented challenge as a result of the novel coronavirus, or COVID-19, situation and its impact. COVID-19 is having, and may continue to have, an adverse impact on significant aspects of the Company and the business, including the demand for products, business operations, and the ability to research and develop and bring to market new products and services. The business was most acutely affected by a decline in procedural volumes during the first half of 2020, and the results of 2021 reflect some recovery from these declines the Company experienced in 2020 as a result of COVID-19. However, with cases continuing to resurge in certain areas, and hospitals at capacity in some instances due to non-COVID-19 treatments, to the extent individuals and hospital systems de-prioritize, delay or cancel deferrable medical procedures, the Company’s business, cash flows, financial condition and results of operations may continue to be negatively affected.

In response to the impact of COVID-19, the Company implemented a variety of measures to help manage through the impact and position it to resume operations quickly and efficiently once these restrictions were lifted. The Company continues to focus its efforts on the health and safety of patients, healthcare providers and employees, while executing its mission of transforming lives of venous thromboembolism (“VTE”) patients. However, the Company expects the COVID-19 pandemic may continue to negatively impact our future performance.

The Taxpayer Certainty and Disaster Tax Relief Act of 2020 ("the Act"), was enacted on December 27, 2020. It was a response to continued market volatility and instability resulting from COVID-19 and includes provisions to support businesses in the form of loans, grants, and tax changes, among other types of relief. The Company has reviewed and incorporated the income tax changes included in the Act, including the deductibility of meals expenses previously not deductible for tax purposes. The Company does not believe there will be a material effect on the

INARI MEDICAL, INC

Notes to Consolidated Financial Statements — Continued

Company’s income tax provision. The Company has not and currently does not expect to apply for loans or grants expanded by the Act.

Basis of Preparation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements may include, but are not limited to, collectability of receivables, recoverability of long-lived assets, valuation of inventory, fair value of common stock warrants, fair value of preferred stock warrant liabilities, fair value of stock options, recoverability of net deferred tax assets and related valuation allowance, and certain accruals. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. Actual results could differ materially from those estimates. Management periodically evaluates such estimates and assumptions, and they are adjusted prospectively based upon such periodic evaluation.

JOBS Act Accounting Election

The JOBS Act allows an emerging growth company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. Effective December 31, 2021, the Company was no longer an “emerging growth company” within the meaning of the JOBS Act and can no longer take advantage of this extended transition period. Prior to December 31, 2021, the Company had elected to use this extended transition period and, as a result, our financial statements may not have been comparable to companies that comply with public company effective dates.

Cash, Cash Equivalents and Restricted Cash

The Company considers cash on hand, cash in demand deposit accounts including money market funds, and instruments with a maturity date of 90 days or less at date of purchase to be cash and cash equivalents. The Company maintains its cash, cash equivalent and restricted cash balances with banks. At times, the cash and cash equivalent balances may exceed federally insured limits. The Company does not believe that this results in any significant credit risk as the Company’s policy is to place its cash and cash equivalents in highly-rated financial institutions.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$92,752	$114,229
Restricted cash	—	388
Total cash, cash equivalent and restricted cash	$92,752	$114,617

INARI MEDICAL, INC

Notes to Consolidated Financial Statements — Continued

Restricted cash as of December 31, 2020 consisted of a cash secured letter of credit in the amount of $338,000 representing collateral for the Company’s facility lease and a compensating balance of $50,000 to secure the Company’s corporate purchasing cards. In February 2021, the Company cancelled both the cash secured letter of credit and corporate purchasing card program and moved them both to its current bank, with no required cash security. Accordingly, as of December 31, 2021, the Company had no restricted cash.

Investments

Investments in debt securities have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. The Company determines the appropriate classification of its investments in available-for-sale debt securities at the time of purchase. Available-for-sale securities with original maturities less than 12 months at the date of purchase are considered short-term investments. Available-for-sale debt securities with maturities greater than 12 months from the balance sheet date are classified as long-term investments on the consolidated balance sheets.

Unrealized gains and losses are excluded from earnings and reported as a component of comprehensive income (loss). The Company periodically evaluates whether declines in fair values of its marketable securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the marketable security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any marketable securities before recovery of its amortized cost basis. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on marketable securities are included in other income (expenses), net on the consolidated statements of operations. The cost of investments sold is based on the specific-identification method. Interest on marketable securities is included in interest income.

Accounts Receivable, net

Trade accounts receivable are recorded at the invoiced amount, net of any allowance for credit losses. The Company evaluates the expected credit losses of accounts receivable, considering historical credit losses, current customer-specific information and other relevant factors when determining the allowance. An increase to the allowance for credit losses results in a corresponding increase in selling, general and administrative ("SG&A") expenses. The Company charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The allowance for credit losses was $40,000 and $62,000 as of December 31, 2021 and 2020, respectively.

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

Upon adoption of Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, the Company did not recognize any adjustment to the beginning balance of retained earnings as of January 1, 2021, as the impact from the adoption was not material.

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

INARI MEDICAL, INC

Notes to Consolidated Financial Statements — Continued

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

Property and Equipment, net

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

Upon sale or disposition of property and equipment, any gain or loss is included as other income (expense) in the accompanying consolidated statement of operations and comprehensive income (loss).

Right-of-use Assets and Lease Liabilities

The Company determines if an arrangement contains a lease at inception and determines the classification of the lease, as either operating or finance, at commencement.

After the adoption of the new lease standard on January 1, 2021, right-of-use assets and lease liabilities are recorded based on the present value of future lease payments which factors in certain qualifying initial direct costs incurred as well as any lease incentives received. If an implicit rate is not readily determinable, the Company utilizes inputs from third-party lenders to determine the appropriate discount rate. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Lease terms may factor in options to extend or terminate the lease.

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

Public Offering Costs

Costs related to public offerings, which consist of direct incremental legal, printing and accounting fees are deferred until the offering is completed. Upon completion of the offering, these costs are offset against the offering proceeds within the consolidated statements of stockholders' equity.

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

INARI MEDICAL, INC

Notes to Consolidated Financial Statements — Continued

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

•
Level 1—Adjusted quoted prices in active markets for identical assets or liabilities.
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

Convertible Preferred Stock Warrant Liability

The Company accounted for its freestanding warrants to purchase shares of the Company’s convertible preferred stock as liabilities at fair value upon issuance primarily because the preferred shares underlying the warrants contained contingent redemption features outside the control of the Company. The warrants were subject to remeasurement at each balance sheet date and any change in fair value was included as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive income (loss). The carrying value of the warrants continued to be adjusted until the completion of the IPO, which occurred in May 2020. At that time, the preferred stock warrants were converted to common stock warrants and the related liability was adjusted to fair value and reclassified to additional paid-in capital, a component of stockholders’ equity.

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

The Company sells its products primarily to hospitals in the United States utilizing the Company’s direct sales force. The Company recognizes revenue for arrangements where the Company has satisfied its performance obligation of shipping or delivering the product. For sales where the Company’s sales representative hand-deliver products directly to the hospitals, control of the products transfers to the customers upon such hand delivery. For sales where products are shipped, control of the products transfers either upon shipment or delivery of the products to the customer, depending on the shipping terms and conditions. Revenue from product sales is comprised of product revenue, net of product returns, administrative fees and sales rebates.

Performance Obligation—The Company has revenue arrangements that consist of a single performance obligation, the shipping or delivery of the Company’s products. The satisfaction of this performance obligation occurs with the transfer of control of the Company’s product to its customers, either upon shipment or delivery of the product.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of revenue recognized is based on the transaction price, which represents the invoiced amount, net of administrative fees and sales rebates, where applicable. The Company provides a standard 30-day unconditional right of return period. The Company establishes estimated provisions for returns at the time of

INARI MEDICAL, INC

Notes to Consolidated Financial Statements — Continued

sale based on historical experience. Historically, the actual product returns have been immaterial to the Company’s consolidated financial statements.

As of December 31, 2021 and 2020, the Company recorded $448,000 and $498,000, respectively, of unbilled receivables, which are included in accounts receivable, net, in the accompanying consolidated balance sheets.

Revenue for ClotTriever and FlowTriever products as a percentage of total revenue was derived as follow:

	Years Ended December 31,
	2021	2020	2019

ClotTriever	32%	37%	38%
FlowTriever	68%	63%	62%

The Company offers payment terms to its customers of less than three months and these terms do not include a significant financing component. The Company excludes taxes assessed by governmental authorities on revenue-producing transactions from the measurement of the transaction price.

The Company offers its standard warranty to all customers. The Company does not sell any warranties on a standalone basis. The Company’s warranty provides that its products are free of material defects and conform to specifications, and includes an offer to repair, replace or refund the purchase price of defective products. This assurance does not constitute a service and is not considered a separate performance obligation. The Company estimates warranty liabilities at the time of revenue recognition and records it as a charge to cost of goods sold. The warranty liability as of December 31, 2021 and 2020 and warranty cost recognized for the years ended December 31, 2021, 2020 and 2019 were not significant.

Costs associated with product sales including commissions are recorded in SG&A expenses. The Company applies the practical expedient and recognizes commissions as expense when incurred because the amortization period is less than one year.

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

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs were $269,000, $333,000 and $90,000 for the years ended December 31, 2021, 2020 and 2019, respectively. Advertising costs are included in SG&A expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

Research and Development

Research and development costs are expensed as incurred and include the costs to design, develop, test, deploy and enhance new and existing products. Research and development costs also include expenses associated with the purchase of intellectual property relating to a particular research and development project that has no alternative future uses, clinical studies, registries and sponsored researches. These costs include direct salary and employee benefit related costs for research and development personnel, costs for materials used and costs for outside services.

INARI MEDICAL, INC

Notes to Consolidated Financial Statements — Continued

Patent-related Expenditures

Expenditures related to patent research and applications, which are primarily legal fees, are expensed as incurred and are included in SG&A expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

Stock-based Compensation

The Company’s employee and non-employee share-based awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Stock-based compensation is recognized over the service period.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Management assesses the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2021 and 2020, the net deferred tax assets have been fully offset by a valuation allowance.

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

Foreign Currency Translation

When the functional currencies of the Company’s foreign subsidiaries are currencies other than the U.S. dollar, the assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Income and expense items of the subsidiaries are translated into U.S. dollars at the average exchange rates prevailing during the period. Gains or losses from these translation adjustments are reported as a separate component of stockholders’ equity in accumulated other comprehensive income (loss) until there is a sale, or complete or substantially complete liquidation of the Company’s investment in the foreign subsidiaries, at which time the gains or losses will be realized and included in net income (loss). Transaction gains and losses are included in other income (expense) and have not been significant for the periods presented.

The Company’s intercompany accounts are denominated in the functional currencies of the foreign subsidiaries. Gains and losses resulting from the remeasurement of intercompany transactions that the Company considers to be of a long-term investment nature are recorded in accumulated other comprehensive income or loss as a separate component of stockholders’ equity, while gains and losses resulting from the remeasurement of intercompany transactions from those foreign subsidiaries for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statement of operations.

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

INARI MEDICAL, INC

Notes to Consolidated Financial Statements — Continued

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

Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined it operates in one segment - the development and commercialization of innovative and minimally invasive mechanical thrombectomy devices to treat thromboembolism in the venous system. Geographically, the Company sells primarily to hospitals in the United States. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance.

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

The Company determines if an arrangement is a lease at inception. As a lessee, right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company does not have any outstanding debt or committed credit facilities, the Company estimates the incremental borrowing rate based on prevailing financial market conditions, and management judgment. Operating lease right-of-use assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The lease terms used to calculate the right-of-use asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense, while the expense for finance leases is recognized as amortization expense and interest expense using the accelerated interest method of recognition.

INARI MEDICAL, INC

Notes to Consolidated Financial Statements — Continued

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This standard provides guidance regarding methodologies and disclosures related to expected credit losses. The guidance became effective for the Company on December 31, 2021 when the Company no longer qualified for emerging growth company status. The Company adopted this guidance effective January 1, 2021. The adoption or this guidance did not have a material impact on the Company's consolidated financial statements.

INARI MEDICAL, INC

Notes to Consolidated Financial Statements — Continued

3. Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Aggregate Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$48,595	$—	$—	$48,595
Total included in cash and cash equivalents	48,595	—	—	48,595
Investments:
U.S. Treasury securities	44,322	—	—	44,322
Corporate debt securities and commercial paper	—	39,026	—	39,026
Total included in short-term investments	44,322	39,026	—	83,348
U.S. Treasury securities included in long-term investments	3,983	—	—	3,983
Total assets	$96,900	$39,026	$—	$135,926

	December 31, 2020
	Level 1	Level 2	Level 3	Aggregate Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$1,034	$—	$—	$1,034
U.S. Treasury securities	33,996	—	—	33,996
Total included in cash and cash equivalents	35,030	—	—	35,030
Investments:
U.S. Treasury securities	24,992	—	—	24,992
U.S. Government agencies	—	24,989	—	24,989
Total included in short-term investments	24,992	24,989	—	49,981
Total assets	$60,022	$24,989	$—	$85,011

There were no transfers between Levels 1, 2 or 3 for the periods presented.

There were no warrants outstanding as of December 31, 2021. The change in the fair value of the warrant liability is summarized below (in thousands):

	Years Ended December 31,
	2020	2019
Beginning balance	$1,169	$212
Change in fair value of warrant liability	3,317	957
Conversion of preferred stock warrants to common stock warrants upon the closing of the IPO	(4,486)	—
Ending balance	$—	$1,169

The valuation of the Company’s convertible preferred stock warrant liability contains unobservable inputs that reflect the Company’s own assumptions for which there was little, if any, market activity for at the measurement date. Accordingly, the Company’s convertible preferred stock warrant liability was measured at fair value in a recurring basis using unobservable inputs and are classified as Level 3 inputs, and any change in fair value was recognized as other expense in the consolidated statements of operations (see Note 11).

INARI MEDICAL, INC

Notes to Consolidated Financial Statements — Continued

4. Cash Equivalents and Investments

The following is a summary of the Company’s cash equivalents and investments as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$48,595	$—	$—	$48,595
Total included in cash and cash equivalents	48,595	—	—	48,595
Investments:
U.S. Treasury securities	44,349	—	(27)	44,322
Corporate debt securities and commercial paper	39,012	14	—	39,026
Total included in short-term investments	83,361	14	(27)	83,348
U.S. Treasury securities included in long-term investments	3,993	—	(10)	3,983
Total assets	$135,949	$14	$(37)	$135,926

	December 31, 2020
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$1,034	$—	$—	$1,034
U.S. Treasury securities	33,996	—	—	33,996
Total included in cash and cash equivalents	35,030	—	—	35,030
Investments:
U.S. Treasury securities	24,991	1	—	24,992
U.S. Government agencies	24,986	3	—	24,989
Total included in short-term investments	49,977	4	—	49,981
Total assets	$85,007	$4	$—	$85,011

The Company regularly reviews the changes to the rating of its debt securities and reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of December 31, 2021, the risk of expected credit losses was not significant.

5. Inventories, net

Inventories are net of reserves totaling $285,000 and $264,000 as of December 31, 2021 and 2020, respectively, and consist of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$5,763	$2,607
Work-in-process	1,490	787
Finished goods	13,800	7,203
	$21,053	$10,597

INARI MEDICAL, INC

Notes to Consolidated Financial Statements — Continued

6. Property and Equipment. net

Property and equipment consist of the following (in thousands):

	December 31,
	2021	2020
Manufacturing equipment	$7,408	$4,003
Leasehold improvements	4,712	1,737
Computer software	100	128
Furniture and fixtures	3,044	363
Computer hardware	2,864	980
Assets in progress	3,124	2,320
	21,252	9,531
Accumulated depreciation	(4,781)	(2,033)
	$16,471	$7,498

Depreciation expense of $2,367,000, $1,039,000 and $511,000 was included in SG&A expenses and $667,000, $346,000 and $103,000 was included in cost of goods sold for the years ended December 31, 2021, 2020 and 2019, respectively. In connection with the adoption of ASC 842, the Company reclassified $1,556,000 of tenant improvement costs related to the Oak Canyon lease that were deemed to be lessor's assets, which were included in assets in progress as of December 31, 2020, to operating lease right-of-use assets (see Note 7).

Capitalized Implementation Costs of a Hosting Arrangement

The Company has software systems that are cloud-based hosting arrangements with service contracts. The Company accounts for costs incurred in connection with the implementation of these various software systems under ASU 2018-15, Intangibles—Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The Company expenses all costs (internal and external) that are incurred in the planning and post-implementation operation stages.

As of December 31, 2021, the Company has capitalized approximately $785,000 in implementation costs related to the application development stage. The capitalized costs are amortized on a straight-line basis over the non-cancelable contract terms, generally three years. As of December 31, 2021 and 2020, approximately $391,000 and $228,000, respectively, of the capitalized costs were included in prepaid expenses and other current assets and $55,000 and $0, respectively, were included in deposits and other assets. The Company starts amortizing capitalized implementation costs when the systems are placed in production and ready for their intended use. For the years ended December 31, 2021, 2020 and 2019, amortization expense, which was included in SG&A expenses, was $222,000, $100,000 and $16,000, respectively.

7. Commitments and Contingencies

Operating Leases

The Company has operating leases for facilities and certain equipment. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term. For lease agreements, other than long-term real estate leases, entered into or reassessed after the adoption of ASC 842 on January 1, 2021, the Company combines lease and non-lease components. (See Note 2)

In March 2019, the Company executed a five-year lease for a facility in Irvine, California, where substantially all operations of the Company have been located since September 2019. The lease expires in September 2024 and contains two optional extension periods of five years each. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs, which are considered variable lease payments and are not included in the lease liability. The lease includes a one-month rent holiday concession and escalation clauses for increased rent over the lease term. Concurrent with the execution of a new ten-year lease (see below), the Company entered into a termination agreement (as amended) that releases the Company from the current facility lease obligation 12 months following the commencement date of the

INARI MEDICAL, INC

Notes to Consolidated Financial Statements — Continued

new lease, with options to extend the lease term for up to three periods of an additional 30 days each. As of December 31, 2021, the operating lease right-of-use asset and liability were $367,000 and $413,000, respectively, with the remaining lease term of 7 months.

In October 2020, the Company entered into a ten-year lease for a facility located in Irvine, California (the “Oak Canyon lease”) with two option extension periods of five years each, which the Company has determined that it's reasonably certain to exercise. The Oak Canyon lease requires the Company to make variable lease payments, which are not included in the lease liability due to the amounts not being fixed, for property taxes, insurance, maintenance, repair costs, and certain improvements deemed to be the lessor's assets. The Oak Canyon lease includes scheduled payment escalation clauses over the lease term. The Oak Canyon lease also requires the Company to maintain a letter of credit for the benefit of the landlord in the amount of $1.5 million, which is secured by the Company’s Credit Agreement. The Company has moved in and taken control of the facility and has determined the lease commencement date to be September 30, 2021. On the commencement date, the Company recorded approximately $42.2 million of right-of-use assets and $28.6 million of lease liability. The right-of use-asset includes approximately $13.5 million, net of $3.7 million tenant allowance, related to prepaid lease payments for the lessor’s owned leasehold improvements which were reclassified from assets in progress and deposits and other assets. The operating lease right-of-use assets also include $2.8 million of additional prepaid lease payments for the lessor's owned leasehold improvements paid subsequent to the commencement date. As of December 31, 2021, the operating lease right-of-use assets and lease liabilities were $44.4 million and $28.7 million, respectively, with the weighted average remaining lease term of 235 months.

The Company also leases two additional warehouse spaces located in Lake Forest and Irvine, California. As of December 31, 2021, the operating lease right-of-use assets and liabilities were $33,000 and $34,000, respectively, with the weighted average remaining lease term of 6 months.

The Company also leases certain equipment for warehouse and office use. As of December 31, 2021, the operating lease right-of-use assets and liabilities were $106,000 and $107,000, respectively, with the weighted average remaining lease term of 42 months.

As of December 31, 2021, the weighted average incremental borrowing rate used to measure operating lease liabilities was 6.0%. During the year ended December 31, 2021, cash paid for amounts included in the measurement of operating lease liabilities was $14.6 million, $13.8 million of which related to Oak Canyon lease.

Total lease cost for the year ended December 31, 2021 are as follows (in thousands):

Year Ended December 31, 2021
Operating lease cost	$1,568
Short-term lease cost	200
Variable lease cost	473
Total lease costs	$2,241

Future minimum lease payments under operating leases liabilities as of December 31, 2021 are as follows (in thousands):

Year ending December 31:	Amount
2022	$2,542
2023	2,163
2024	2,234
2025	2,295
2026	2,361
Thereafter	39,536
Total lease payments	51,131
Less imputed interest	(21,925)
Total lease liabilities	29,206
Less: lease liabilities - current portion	(802)
Lease liabilities - noncurrent portion	$28,404

INARI MEDICAL, INC

Notes to Consolidated Financial Statements — Continued

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

Licensed Technology

In December 2021, the Company entered into an exclusive, perpetual, royalty free, technology license agreement (the “Licensed Technology”) for use in a particular research and development project that requires total payments of approximately $4.2 million payable in three installments due in 2022 and 2023. The Company accounted for the purchase as a research and development expense as it was determined to have no future alternative uses. As of December 31, 2021, the Company accrued $4.2 million on its consolidated balance sheet, $2.8 million of which was included in accrued expenses and other current liabilities, and the remaining $1.4 million was included in other long-term liability.

8. Concentrations

The Company’s revenue is derived primarily from the sale of catheter-based therapeutic devices in the United States. For the years ended December 31, 2021, 2020 and 2019, there were no customers which accounted for more than 10% of the Company’s revenue. There were no customers which accounted for more than 10% of the Company’s accounts receivable as of December 31, 2021 and 2020.

No vendor accounted for more than 10% of the Company’s purchases for the years ended December 31, 2021, 2020 and 2019. There were no vendors which accounted for more than 10% of the Company’s accounts payable as of December 31, 2021 and 2020.

9. Related Party

Licensed Patents

Certain stockholders of the Company were stockholders of Inceptus Medical, Inc. (“Inceptus”). Beginning in September 2011, the Company engaged Inceptus to develop the technology that has led to certain components used in the Company’s products, the FlowTriever and the ClotTriever systems. In October 2014, the Company, through a license agreement with Inceptus, obtained an exclusive, perpetual, fully paid-up irrevocable, worldwide license to the patents, patent applications and technology, including the right to grant and authorize sublicenses, to make, have made, use, sell, offer for sale, import and otherwise exploit products in connection with the licensed technology. The licensed technology is any and all technology involving a high wire count braid, excluding the tubular braiding subject to the sublicense agreement described below. Since the completion of the Company's IPO, Inceptus was no longer considered a related party as its stockholders were no longer principal stockholders of the Company.

INARI MEDICAL, INC

Notes to Consolidated Financial Statements — Continued

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

Under the sublicense agreement, the Company is required to pay an ongoing quarterly administration fee, which amounted to $116,000 and $95,000 for the years ended December 31, 2021 and 2020, respectively. During the year ended 2019 the Company paid Inceptus $139,000 for the reimbursement of expenses and milestone and administration fees.

Additionally, the Company is obligated to pay Inceptus an ongoing royalty ranging from 1% to 1.5% of the net sales of products utilizing the licensed intellectual property, subject to a minimum royalty quarterly fee of $1,000. The Company recorded royalty expense of $769,000 , $488,000, and $103,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

Other Services

The Company utilizes MRI The Hoffman Group (“MRI”), a recruiting services company owned by the brother of the Chief Executive Officer and President and member of the board of directors of the Company. The Company paid for recruiting services provided by MRI amounting to $369,000, $427,000, and $380,000 for the years ended December 31, 2021, 2020, and 2019, respectively, which was included in operating expenses on the consolidated statements of operations. As of December 31, 2021 and 2020, there was no balance payable to MRI.

10. Debt

Bank of America Credit Facility

In September 2020, the Company entered into a senior secured revolving credit facility with Bank of America (the “Credit Agreement”), as amended, under which the Company may borrow loans up to a maximum principal amount of $30 million. The amount available to borrow under the Credit Agreement is comprised of a) 85% of eligible accounts receivable, plus b) pledged cash (up to $10 million). There was no principal amount outstanding and no cash was pledged under the Credit Agreement as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, the amount available to borrow under the Credit agreement was approximately $28.2 million and $28.5 million, respectively.

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

The Credit Agreement also includes a Letter of Credit subline facility (the “LC Facility”) of up to $5 million. The aggregate stated amount outstanding of letter of credits reduces the total borrowing base available under the

INARI MEDICAL, INC

Notes to Consolidated Financial Statements — Continued

Credit Agreement. The Company is required to pay the following fees under the LC Facility are as follows: (a) a fee equal to the applicable margin in effect for LIBOR loans (currently 2.25%) times the average daily stated amount of outstanding letter of credits; (b) a fronting fee equal to 0.125% per annum on the stated amount of each letter of credit outstanding. As of December 31, 2021, the Company had two letters of credit in the aggregated amount of approximately $1.8 million outstanding under the LC Facility. As of December 31, 2020, the Company had one letter of credit in the amount of $1.5 million outstanding under the LC Facility.

The Company paid Bank of America a closing fee of $150,000 and incurred approximately $280,000 in legal and other fees directly related to the Credit Agreement. The Credit Agreement contains certain customary covenants and events of default, including: payment defaults, breaches of any representation, warranty or covenants, judgment defaults, cross defaults to certain other contracts, certain events with respect to governmental approvals if such events could cause a material adverse change, a material impairment in the perfection or priority of the lender's security interest or in the value of the collateral, a material adverse change in the business, operations, or condition of us or any of our subsidiaries, and a material impairment of the prospect of repayment of the loans. Upon the occurrence of an event of default, a default increase in the interest rate of an additional 2.0% could be applied to the outstanding loan balance and the lender could declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan and security agreement. The Company was in compliance with its covenant requirements as of December 31, 2021. Obligations under the Credit Agreement are secured by substantially the Company’s assets, excluding intellectual property.

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

In August 2020, the Company repaid the SB Credit Facility in full and terminated the agreement.

Deferred Financing Costs

As of December 31, 2021 and 2020, costs incurred directly related to debt are presented in other assets and are being amortized over the three-year life of the Credit Agreement on the straight-line basis as follows (in thousands):

	December 31,
	2021	2020
Deferred financing costs	$430	$430
Accumulated amortization	(191)	(47)
Unamortized deferred financing costs	$239	$383

11. Stockholders’ Equity

Redeemable Convertible Preferred Stock

In connection with the IPO in May 2020, the 31,968,570 shares of redeemable convertible preferred stock then outstanding were converted into 31,968,570 shares of common stock.

INARI MEDICAL, INC

Notes to Consolidated Financial Statements — Continued

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of tax, for the years ended December 31, 2021 and 2020 (in thousands):

	Unrealized Gain (Loss) om Investments	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)

Balance, January 1, 2020	$—	$—	$—
Other comprehensive income	4	—	4
Balance, December 31, 2020	4	—	4
Other comprehensive loss	(27)	(379)	(406)
Balance, December 31, 2021	$(23)	$(379)	$(402)

Warrants

There were no warrants outstanding as of December 31, 2021 and 2020. The Company had previously issued common stock warrants and redeemable convertible preferred stock warrants (“Preferred Warrants”) allowing the holders to obtain shares of redeemable convertible preferred stock that contain a liquidation preference. Because this liquidation preference may have been payable in cash upon a change in control of the Company or upon exercise of redemption rights and because such a transaction was considered to be outside of the control of the Company, the Preferred Warrants were classified as liabilities in the Company’s consolidated balance sheets and were presented at their estimated fair values at each reporting date. On the completion of the IPO, all the outstanding Preferred Warrants were converted into warrants to purchase an aggregate of 256,588 shares of common stock, which resulted in the reclassification of the convertible preferred stock warrant liabilities to additional paid-in capital.

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

(1) Date the Company's registration statement on Form S-1 was declared effective.

12. Equity Incentive Plans

In 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”) to permit the grant of share-based awards, such as stock grants and incentives and non-qualified stock options to employees, directors, consultants and advisors. The Board has the authority to determine to whom awards will be granted, the number of shares, the term and the exercise price.

In March 2020, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”), which became effective in connection with the IPO. As a result, the Company may not grant any additional awards under the 2011 Plan. The 2011 Plan will continue to govern outstanding equity awards granted thereunder. The Company initially reserved 3,468,048 shares of common stock for the issuance of a variety of awards under the 2020 Plan, including stock options, stock appreciation rights, awards of restricted stock and awards of restricted stock units. In addition, the number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase on the

INARI MEDICAL, INC

Notes to Consolidated Financial Statements — Continued

first day of January for a period of up to ten years, commencing on January 1, 2021, in an amount equal to 3% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As of December 31, 2021, there were 4,670,472 shares available for issuance under the 2020 Plan, including 1,477,548 additional shares reserved effective January 1, 2021.

2011 Equity Incentive Plan

Stock Options

A summary of stock option activity under the 2011 Plan for the years ended December 31, 2021 is as follows (intrinsic value in thousands):

	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding, December 31, 2018	2,688,527	$0.39	$0.31	8.95	$190
Granted	1,901,837	1.48	1.19
Exercised	(409,893)	0.31	0.26		560
Cancelled	(98,169)	0.40	0.34
Outstanding, December 31, 2019	4,082,302	0.90	0.74	8.76	22,667
Granted	305,494	7.47	3.73
Exercised	(851,190)	0.55	0.50		49,413
Cancelled	(99,821)	8.39	3.62
Outstanding, December 31, 2020	3,436,785	1.36	0.98	8.05	295,331
Exercised	(806,008)	1.08	0.83		73,299
Cancelled	(56,423)	2.17	1.36
Outstanding, December 31, 2021	2,574,354	$1.43	$1.02	7.07	$231,286
Vested and exercisable at December 31, 2021	1,598,546	$1.06	$0.78	6.88	$144,203
Vested and expected to vest at December 31, 2021	2,526,814	$1.40	$1.00	7.06	$227,074

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

The fair value of each option grant under the 2011 Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2020	2019
Expected volatility	40.60%	53.5% - 93.4%
Weighted-average volatility	40.60%	83.24%
Common stock fair value (per share)	$7.88 - $9.05	$0.59-$6.15
Dividend yield	0.00%	0.00%
Risk free interest rates	1.46% - 1.68%	1.67% - 2.44%
Expected remaining term in years	5.90 - 6.07	5.02 - 7.00

Expected volatility—The expected volatility is derived from an average of the historical volatilities of the common stock of the Company and several other entities with characteristics similar to those of the Company, such as the size and operational and economic similarities to the Company's principal business operations;

Common Stock fair value—The Company uses the market closing price of its Class A common stock, as reported on the NASDAQ Global Select Market, for the fair value. Prior to the IPO, the fair value of the Company’s

INARI MEDICAL, INC

Notes to Consolidated Financial Statements — Continued

common stock was determined by the board of directors with assistance from management. The board of directors determined the fair value of common stock by considering independent valuation reports and a number of objective and subjective factors, including valuations of comparable companies, sales of convertible preferred stock, operating and financial performance, the lack of liquidity of the Company’s common stock and the general and industry-specific economic outlook.

Dividend yield—The Company has not declared or paid any dividends.

Risk-free interest rates—The Company applies the risk-free interest rate based on the U.S. Treasury yield for the expected term of the option.

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

In 2021, the Company accelerated the vesting of 4,993 stock options for an employee and accounted for the vesting acceleration as a modification under ASC 718. The Company recognized additional stock-based compensation expense as a result of this modification of approximately $0.5 million, which was determined using the Black-Sholes option pricing model with a weighted average volatility of 51.90%, common stock value of $105.54, dividend yield of 0.00% and risk free interest rate of 0.10% and was included in SG&A expenses on the consolidated statements of operations.

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

In 2021, the Company accelerated the vesting of 96,658 RSUs for an employee and accounted for the vesting acceleration as a modification under ASC 718. The Company recognized a one-time stock-based compensation expense as a result of this modification of approximately $8.3 million, which was determined based on the fair value of the Company’s shares of common stock at the time of the modification and was included in SG&A expenses on the consolidated statements of operations.

RSU activities under the 2011 Plan is set forth below (intrinsic value in thousands):

	Number of Awards	Weighted Average Fair Value
Outstanding, December 31, 2018	—	$—
Granted	2,867,326	0.17
Outstanding, December 31, 2019	2,867,326	0.17
Outstanding, December 31, 2020	2,867,326	0.17
Vested	(96,658)	0.17
Cancelled	(57,994)	0.17
Outstanding, December 31, 2021	2,712,674	$0.17

The probabilities of the actual number of RSUs expected to vest are reflected in the grant date fair values, and the compensation expense for these awards will be recognized assuming the requisite service period is rendered, and only if the performance-based condition is considered probable to be satisfied.

INARI MEDICAL, INC

Notes to Consolidated Financial Statements — Continued

The estimated fair value of these RSUs were determined on the grant date using the Monte Carlo simulation model, which utilizes multiple input variables to simulate a range of our possible future equity values and estimates the probabilities of the potential payouts. The determination of the estimated grant date fair value of these RSUs is affected by our equity valuation and a number of assumptions including our future estimated enterprise value, our risk-free interest rate, expected volatility and dividend yield. The following assumptions were used to calculate the fair value of these RSUs in the Monte Carlo simulation model at the grant date:

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

2020 Incentive Award Plan

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

RSU activity under the 2020 Plan is set forth below (intrinsic value in thousands):

	Number of Awards	Weighted Average Fair Value
Outstanding, December 31, 2019	—	$—
Granted	227,963	58.68
Vested	(1,199)	51.41
Cancelled	(4,200)	51.41
Outstanding, December 31, 2020	222,564	58.86
Granted	515,880	98.98
Vested	(99,758)	78.15
Cancelled	(27,481)	86.41
Outstanding, December 31, 2021	611,205	$88.34

The total fair value of RSUs vested under both the 2011 Plan and 2020 Plan during the years ended December 31, 2021 and 2020, was $17.7 million and $80,000, respectively.

In 2021, the Company accelerated the vesting of 8,947 RSUs for a director and accounted for the vesting acceleration as a modification under ASC 718. The Company recognized a one-time stock-based compensation expense as a result of this modification of approximately $0.4 million, which was determined based on the fair value of the Company’s shares of common stock at the time of the modification and was included in SG&A expenses on the consolidated statements of operations.

Stock-based Compensation Expense

INARI MEDICAL, INC

Notes to Consolidated Financial Statements — Continued

Total compensation cost for all share-based payment arrangements recognized, including $2,386,000 and $560,000 of stock-based compensation expense related to the Employee Stock Purchase Plan for the years ended December 31, 2021 and 2020, respectively, was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cost of goods sold	$815	$155	$52
Research and development	2,214	592	99
Selling, general and administrative	22,419	2,777	354
Total share-based compensation expenses	$25,448	$3,524	$505

Total compensation costs as of December 31, 2021 related to all non-vested awards to be recognized in future periods was $47,329,000 and is expected to be recognized over the remaining weighted average period of 3.1 years.

The income tax benefit from the exercises of stock options before valuation allowance was $10.3 million, $4.9 million and nil for the years ended December 31, 2021, 2020 and 2019, respectively.

Employee Stock Purchase Plan

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

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model.

	Years Ended December 31,
	2021	2020
Expected term (in years)	0.5	0.5
Expected volatility	51.47%-51.91%	49.23%
Dividend yield	0.00%	0.00%
Risk free interest rate	0.06%-0.08%	0.11%

As of December 31, 2021, 85,049 shares of common stock have been purchased under the ESPP and 1,398,337 shares are reserved for future purchases. As of December 31, 2020, no shares of common stock had been purchased under the ESPP.

INARI MEDICAL, INC

Notes to Consolidated Financial Statements — Continued

13. Income Taxes

The Company's income tax provision is summarized as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Income (loss) before provision for income taxes:
United States	$18,301	$14,541	$(1,192)
Foreign	(7,616)	(752)	—
Income (loss) before income taxes	$10,685	$13,789	$(1,192)
Current tax expense:
State	$832	$—	$—
Foreign	13	—	—
Total current tax expense	845	—	—
Total provision for income taxes	$845	$—	$—
Provision for income taxes as a percentage of income (loss) before taxes	7.9%	0.0%	0.0%

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company’s deferred taxes are as follows:

	December 31,
	2021	2020
Deferred tax assets
Inventory	$778	$97
Intangible asset basis	2,390	1,475
Accrued employee compensation	1,028	547
Net operating losses and capital loss carryforwards	8,918	8,033
Credit carryforwards	7,750	2,379
Equity compensation	1,511	358
Operating leases	7,432	—
Others	44	64
Total deferred tax assets	$29,851	$12,953
Deferred tax liabilities
Fixed asset basis	$(2,810)	$(1,069)
Right-of-use assets	(9,138)	—
Other liabilities	(7)	(18)
Total deferred tax liabilities	$(11,955)	$(1,087)
Valuation allowance	$(17,896)	$(11,866)
Net deferred tax assets	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not”. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward periods. Based on its evaluation, including projected taxable losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, according has provided for a valuation allowance. The Company will continue to assess its position on the realizability of its deferred tax assets, until such time as sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the valuation allowance will no longer be

INARI MEDICAL, INC

Notes to Consolidated Financial Statements — Continued

needed. Any release of the valuation allowance will result in a material benefit recognized in the quarter of release. The valuation allowance increased by approximately $6.0 million during the year ended December 31, 2021.

The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate as follows:

	Years Ended December 31,
	2021	2020	2019
Statutory rate	$2,244	$2,896	$(265)
State taxes, net of federal benefit	(317)	—	—
Foreign rate differential	1,181	—	—
Meals and entertainment	14	213	93
Stock -based compensation	(8,387)	(3,576)	106
162(m) Limitation	4,162	197	—
Return to provision	(1,127)	258	(26)
Permanent adjustments	104	827	29
General business credits	(3,761)	(1,621)	(152)
Change in valuation allowance	6,031	110	215
Intercompany Profit in Inventory	701	—	—
Stock warrants	—	696	—
Total	$845	$—	$—

As a result of losses incurred in the past, the Company has net operating loss ("NOL") carry-forwards that are available to offset future taxable income and subject to expiration rules and to Internal Revenue Code of 1986, as amended (“IRC”) §382. In general, IRC §382 may impact the amount of NOLs that can be utilized each year after certain ownership changes occur. An ownership change occurs, generally, if the percentage of stock of the loss corporation owned by one or more 5% shareholders has increased by more than 50 percentage points relative to the lowest percentage of stock of the loss corporation owned by the same 5% shareholders at any time during the testing period (generally, the three-year period preceding a testing date).

Net operating losses and tax credit carryforwards as of December 31, 2021 are as follows:

	Amount	Expiration Years
Net operating losses, federal - Expiring	$20,737	2031 - 2037
Net operating losses, federal - Indefinite	11,094	Indefinite
Net operating losses, state	21,771	2031-2038
Net operating losses, foreign	9,206	2028
Tax credits, federal	7,488	2021 - 2031
Tax credits, state	4,162	Indefinite

Pursuant to an IRC §382 limitation analysis performed by the Company, it was noted that an ownership change, as defined under IRC §382, occurred on March 29, 2018. Usage of NOL’s generated prior to March 29, 2018 will be limited to $3.0 million for calendar years 2019 through 2022 and $0.6 million from 2024 through 2039 for both federal and state purposes. Of the federal net operating loss and the state net operating loss carryforward amounts, $22.5 million and $22.0 million are subject to the IRC §382 limitation, respectively. There is not an IRC §382 limitation on the foreign NOLs.

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

As of December 31, 2021 and 2020, the Company has total uncertain tax positions of $2.7 million and $0.9 million, respectively. The Company estimates that these liabilities would be reduced by $2.7 million and $0.9

INARI MEDICAL, INC

Notes to Consolidated Financial Statements — Continued

million, respectively, from offsetting tax benefits associated with the correlative effects of net operating losses and other timing adjustments. The net amounts of all years, if not required, would favorably affect the Company's effective tax rate. No interest or penalties have been recorded related to the uncertain tax positions. A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2021	2020	2019
Balance at the beginning of the year	$882	$1,091	$859
Additions based on tax positions related to the current year	1,352	287	458
Additions based on tax provisions related to prior years	445	—	—
Deductions based on tax positions related to prior years	—	(496)	(226)
Balance at the end of the year	$2,679	$882	$1,091

It is not expected that there will be a significant change in uncertain tax position in the next 12 months. The Company is subject to U.S. federal and state income tax in multiple state jurisdictions, and various foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. As of the date of the financial statements, there are no tax examinations in progress. The statute of limitations for tax years ended after December 31, 2018, December 31, 2017 and December 31, 2016 are open for federal, state and foreign tax purposes, respectively.

CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. As of December 31, 2021, neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions had a significant impact on our effective tax rate.

14. Retirement Plan

In December 2017, the Company adopted the Inari Medical, Inc. 401(k) Plan which allows eligible employees after one month of service to contribute pre-tax and Roth contributions to the plan, as allowed by law. The plan assets are held by Vanguard and the plan administrator is Ascensus Trust Company. Beginning in January 2021, the Company contributes a $1.00 match for every $1.00 contributed by a participating employee up to the greater of $3,000 or 4% of eligible compensation under the plan, with such Company's contributions becoming fully vested immediately. For the year ended December 31, 2021, the Company recognized $3.3 million in matching contributions expense.

INARI MEDICAL, INC

Notes to Consolidated Financial Statements — Continued

15. Net Income (Loss) Per Share

The components of net income (loss) per share are as follows:

	Years Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss) (in thousands)	$9,840	$13,789	$(1,192)
Denominator:
Weighted average number of common shares outstanding - basic	49,815,914	32,033,827	5,887,542
Common stock equivalents from convertible preferred stock	—	12,490,452	—
Common stock equivalents from outstanding common stock options	2,842,938	3,856,222	—
Common stock equivalents from unvested RSUs	2,929,524	2,858,224	—
Common stock equivalents from ESPP	5,783	-	—
Common stock equivalents from outstanding warrants	—	191,194	—
Common stock equivalents from restricted stock	—	125,077	—
Weighted average number of common shares outstanding - diluted	55,594,159	51,554,996	5,887,542
Net income (loss) per share:
Basic	$0.20	$0.43	$(0.20)
Diluted	$0.18	$0.27	$(0.20)

The Company did not have any anti-dilutive common stock equivalents for the years ended December 31, 2021 and 2020. The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the period presented below due to their anti-dilutive effect:

Year Ended December 31, 2019
Convertible preferred stock	31,968,570
Common stock options	4,082,302
RSUs	2,867,326
Restricted stock subject to future vesting	397,199
Convertible preferred stock warrants	256,588
Common stock warrants	27,810
39,599,795