Form 10-Q
period 2022-03-31
Inari Medical, Inc.
filed 2022-05-04
CIK 1531048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, the registrant had 53,125,434 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Inari Medical, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data and par value)

(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$186,556	$92,752
Short-term investments in debt securities	152,156	83,348
Accounts receivable, net	44,950	42,351
Inventories, net	23,828	21,053
Prepaid expenses and other current assets	5,849	5,694
Total current assets	413,339	245,198
Property and equipment, net	18,153	16,471
Operating lease right-of-use assets	46,401	44,909
Deposits and other assets	6,216	981
Long-term investments in debt securities	—	3,983
Total assets	$484,109	$311,542
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,066	$6,541
Payroll-related accruals	19,729	24,433
Accrued expenses and other current liabilities	9,155	10,737
Operating lease liabilities, current portion	630	802
Total current liabilities	35,580	42,513
Operating lease liabilities, noncurrent portion	28,301	28,404
Other long-term liability	1,416	1,416
Total liabilities	65,297	72,333
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 53,022,905 and 50,313,452 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	53	50
Additional paid in capital	440,238	257,144
Accumulated other comprehensive loss	(767)	(402)
Accumulated deficit	(20,712)	(17,583)
Total stockholders' equity	418,812	239,209
Total liabilities and stockholders' equity	$484,109	$311,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inari Medical, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$86,752	$57,397
Cost of goods sold	9,967	4,623
Gross profit	76,785	52,774
Operating expenses
Research and development	16,135	8,163
Selling, general and administrative	63,732	36,898
Total operating expenses	79,867	45,061
(Loss) income from operations	(3,082)	7,713
Other income (expense)
Interest income	50	68
Interest expense	(73)	(73)
Other expenses	(24)	(41)
Total other expenses	(47)	(46)
(Loss) income before income taxes	(3,129)	7,667
Provision for income taxes	—	198
Net (loss) income	$(3,129)	$7,469
Other comprehensive income (loss)
Foreign currency translation adjustments	(117)	(180)
Unrealized (loss) gain on available-for-sale debt securities	(248)	18
Total other comprehensive loss	(365)	(162)
Comprehensive (loss) income	$(3,494)	$7,307
Net (loss) income per share
Basic	$(0.06)	$0.15
Diluted	$(0.06)	$0.13
Weighted average common shares used to compute net (loss) income per share
Basic	50,954,715	49,355,945
Diluted	50,954,715	55,722,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inari Medical, Inc.

Condensed Consolidated Statements Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2021	50,313,452	$50	$257,144	$(402)	$(17,583)	$239,209
Options exercised for common stock	322,882	1	344	—	—	345
Shares issued under Employee Stock Purchase Plan	54,808	—	3,427	—	—	3,427
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	31,763	—	(1,624)	—	—	(1,624)
Issuance of common stock in public offering, net of issuance costs of $11.9 million	2,300,000	2	174,392	—	—	174,394
Share-based compensation expense	—	—	6,555	—	—	6,555
Other comprehensive loss	—	—	—	(365)	—	(365)
Net loss	—	—	—	—	(3,129)	(3,129)
Balance, March 31, 2022	53,022,905	$53	$440,238	$(767)	$(20,712)	$418,812

Balance, December 31, 2020	49,251,614	$49	$227,624	$4	$(27,423)	$200,254
Options exercised for common stock	296,019	1	380	—	—	381
Shares issued under Employee Stock Purchase Plan	36,881	—	1,882	—	—	1,882
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	901	—	(49)	—	—	(49)
Share-based compensation expense	—	—	3,836	—	—	3,836
Other comprehensive loss	—	—	—	(162)	—	(162)
Net income	—	—	—	—	7,469	7,469
Balance, March 31, 2021	49,585,415	$50	$233,673	$(158)	$(19,954)	$213,611

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inari Medical, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(3,129)	$7,469
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	1,063	609
Amortization of deferred financing costs	36	36
Amortization of right-of-use assets	604	177
Share-based compensation expense	6,555	3,836
Allowance for credit losses	79	139
Changes in:
Accounts receivable	(2,695)	(3,437)
Inventories	(2,788)	(3,073)
Prepaid expenses, deposits and other assets	261	(2,908)
Accounts payable	(467)	2,473
Payroll-related accruals, accrued expenses and other liabilities	(6,247)	3,635
Lease prepayments for lessor's owned leasehold improvements	(2,097)	—
Operating lease liabilities	(275)	(190)
Net cash (used in) provided by operating activities	(9,100)	8,766
Cash flows from investing activities
Purchases of property and equipment	(2,745)	(1,265)
Purchases of marketable securities	(112,073)	(21,246)
Purchases of other investments	(5,693)	—
Maturities of marketable securities	47,000	—
Net cash used in investing activities	(73,511)	(22,511)
Cash flows from financing activities
Proceeds from issuance of common stock in public offering, net of issuance costs of $11.9 million	174,394	—
Proceeds from issuance of common stock under employee stock purchase plan	3,427	1,882
Proceeds from exercise of stock options	345	381
Payment of taxes related to vested restricted stock units	(1,624)	(49)
Net cash provided by financing activities	176,542	2,214
Effect of foreign exchange rate on cash and cash equivalents	(127)	(183)
Net increase (decrease) in cash	93,804	(11,714)
Cash and cash equivalents beginning of period	92,752	114,617
Cash and cash equivalents end of period	$186,556	$102,903

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$89	$118
Cash paid for interest	$37	$37

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

2. Summary of Significant Accounting Policies

COVID-19

The global healthcare system continues to face an unprecedented challenge as a result of the novel coronavirus, or COVID-19, situation and its impact. COVID-19 is having, and may continue to have, an adverse impact on significant aspects of the Company and the business, including the demand for products, business operations, and the ability to research and develop and bring to market new products and services. To the extent individuals and hospital systems de-prioritize, delay or cancel deferrable medical procedures as a result of COVID-19, staffing or resource issues, or otherwise, the Company’s business, cash flows, financial condition and results of operations may continue to be negatively affected.

The Company continues to focus its efforts on the health and safety of patients, healthcare providers and employees, while executing its mission of transforming lives of venous thromboembolism ("VTE") patients. However, the Company expects the COVID-19 pandemic may continue to negatively impact 2022 performance.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s consolidated financial position as of March 31, 2022 and its consolidated results of operations and cash flows for the three months ended March 31, 2022 and 2021. The financial data and the other financial information disclosed in the notes to the condensed consolidated financial statements related to the three months ended March 31, 2022 and 2021 are also unaudited. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on February 23, 2022.

Principles of Consolidation

The condensed consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements may include, but are not limited to, collectability of receivables, recoverability of long-lived assets, valuation of inventory, other investments, fair value of stock options, recoverability of net deferred tax assets and related valuation allowance, and certain accruals. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. Actual results could differ materially from those estimates. Management periodically evaluates such estimates and assumptions, and they are adjusted prospectively based upon such periodic evaluation.

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

As of March 31, 2022 and December 31, 2021, the Company recorded $630,000 and $448,000, respectively, of unbilled receivables, which are included in accounts receivable, net, in the accompanying consolidated balance sheets.

Revenue for ClotTriever and FlowTriever products as a percentage of total revenue was derived as follow:

	Three Months Ended March 31,
	2022	2021

ClotTriever	32%	35%
FlowTriever	68%	65%

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

Costs associated with product sales include commissions and are recorded in selling, general and administrative ("SG&A") expenses. The Company applies the practical expedient and recognizes commissions as an expense when incurred because the amortization period is less than one year.

Other Investments

In March 2022, the Company made investments in certain privately held companies, with no readily determinable fair value. The Company measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investments. The Company will monitor the information that becomes available from time to time and adjust the carrying values of these investments if there are identified events or changes in circumstances that have a significant adverse effect on the fair values. As of March 31, 2022, total other investments of $5.7 million was included in deposits and other assets on the condensed consolidated balance sheets.

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Aggregate Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$87,969	$—	$—	$87,969
U.S. Treasury securities	26,101	—	—	26,101
Corporate debt securities and commercial paper	—	6,491	—	6,491
Total included in cash and cash equivalents	114,070	6,491	—	120,561
Investments:
U.S. Treasury securities	95,386	—	—	95,386
U.S. Government agencies	—	5,997	—	5,997
Corporate debt securities and commercial paper	—	50,773	—	50,773
Total included in short-term investments	95,386	56,770	—	152,156
Total assets	$209,456	$63,261	$—	$272,717

	December 31, 2021
	Level 1	Level 2	Level 3	Aggregate Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$48,595	$—	$—	$48,595
Total included in cash and cash equivalents	48,595	—	—	48,595
Investments:
U.S. Treasury securities	44,322	—	—	44,322
Corporate debt securities and commercial paper	—	39,026	—	39,026
Total included in short-term investments	44,322	39,026	—	83,348
U.S. Treasury securities included in long-term investments	3,983	—	—	3,983
Total assets	$96,900	$39,026	$—	$135,926

There were no transfers between Levels 1, 2 or 3 for the periods presented.

4. Cash Equivalents and Investments

The following is a summary of the Company’s cash equivalents and investments in debt securities as of March 31, 2022 and December 31, 2021 (in thousands):

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	March 31, 2022
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$87,969	$—	$—	$87,969
U.S. Treasury securities	26,099	2	—	26,101
Corporate debt securities and commercial paper	6,491	—	—	6,491
Total included in cash and cash equivalents	120,559	2	—	120,561
Investments:
U.S. Treasury securities	95,608	—	(222)	95,386
U.S. Government agencies	5,996	1	—	5,997
Corporate debt securities and commercial paper	50,825	—	(52)	50,773
Total included in short-term investments	152,429	1	(274)	152,156
Total assets	$272,988	$3	$(274)	$272,717

	December 31, 2021
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$48,595	$—	$—	$48,595
Total included in cash and cash equivalents	48,595	—	—	48,595
Investments:
U.S. Treasury securities	44,349	—	(27)	44,322
Corporate debt securities and commercial paper	39,012	14	—	39,026
Total included in short-term investments	83,361	14	(27)	83,348
U.S. Treasury securities included in long-term investments	3,993	—	(10)	3,983
Total assets	$135,949	$14	$(37)	$135,926

5. Inventories, net

Inventories, net of reserves totaling $330,000 and $285,000, respectively, consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$6,521	$5,763
Work-in-process	1,676	1,490
Finished goods	15,631	13,800
	$23,828	$21,053

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Property and Equipment, net

Property and equipment consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Manufacturing equipment	$8,330	$7,408
Leasehold improvements	4,834	4,712
Assets in progress	3,533	3,124
Furniture and fixtures	3,399	3,044
Computer hardware	3,757	2,864
Computer software	100	100
Total property and equipment, gross	23,953	21,252
Accumulated depreciation	(5,800)	(4,781)
Total property and equipment, net	$18,153	$16,471

Depreciation expense of $857,000 and $463,000 was included in SG&A expenses and $206,000 and $146,000 was included in cost of goods sold for the three months ended March 31, 2022 and 2021, respectively.

7. Commitments and Contingencies

Operating Leases

The Company has operating leases for facilities and certain equipment. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term. For lease agreements, other than long-term real estate leases, the Company combines lease and non-lease components.

In March 2019, the Company executed a five-year lease for a facility in Irvine, California, where substantially all operations of the Company have been located since September 2019. The lease expires in September 2024 and contains two optional extension periods of five years each. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs, which are considered variable lease payments and not included in the lease liability. The lease includes a one-month rent holiday concession and escalation clauses for increased rent over the lease term. Concurrent with the execution of a new ten-year lease (see below), the Company entered into a termination agreement (as amended) that releases the Company from the current facility lease obligation 12 months following the commencement date of the new lease, with options to extend the lease term for up to three periods of an additional 30 days each. As of March 31, 2022, the operating lease right-of-use asset and liability were $210,000 and $237,000, respectively, with the remaining lease term of 4 months.

In October 2020, the Company entered into a ten-year lease for a facility located in Irvine, California (the “Oak Canyon lease”) with two option extension periods of five years each, which the Company has determined that it's reasonably certain to exercise. The Oak Canyon lease requires the Company to make variable lease payments, which are not included in the lease liability due to the amounts not being fixed, for property taxes, insurance, maintenance, repair costs, and certain improvements deemed to be assets of the lessor. The Oak Canyon lease includes scheduled payment escalation clauses over the lease term. The Oak Canyon lease also requires the Company to maintain a letter of credit for the benefit of the landlord in the amount of $1.5 million, which is secured by the Company’s Credit Agreement. The Company has moved in and taken control of the facility and has determined the lease commencement date to be September 30, 2021. On the commencement date, the Company recorded approximately $42.2 million and $28.6 million of right-of-use asset and lease liability, respectively. The right-of use-asset includes approximately $13.5 million, net of $3.7 million tenant allowance, related to prepaid lease payments for the lessor’s owned leasehold improvements which were reclassified from assets in progress and deposits and other assets. The operating right-of-use assets also include $4.9 million of additional prepaid lease payments for the lessor's owned leasehold improvements paid subsequent to the commencement date. As of March 31, 2022, the operating lease right-of-use assets and lease liabilities were $46.1 million and $28.6 million, respectively, with the remaining lease term of 232 months.

As of March 31, 2022, the weighted average incremental borrowing rate used to measure operating lease liabilities was 6.0%. During the three months ended March 31, 2022, cash paid for amounts included in the measurement of operating lease liabilities was $714,000 .

Total lease cost for the three months ended March 31, 2022 are as follows (in thousands):

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended March 31,
2022
Operating lease cost	$1,043
Short-term lease cost	15
Variable lease cost	139
Total lease costs	$1,197

Future minimum lease payments under operating leases liabilities as of March 31, 2022 are as follows (in thousands):

Year ending December 31:	Amount
Remainder of 2022	$1,828
2023	2,163
2024	2,234
2025	2,295
2026	2,361
Thereafter	39,536
Total lease payments	50,417
Less imputed interest	(21,486)
Total lease liabilities	28,931
Less: lease liabilities - current portion	(630)
Lease liabilities - noncurrent portion	$28,301

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

Sublicense Agreement

In August 2019, the Company entered into a sublicense agreement of intellectual property rights related to the tubular braiding for the non-surgical removal of clots and treatment of embolism and thrombosis in human vasculature other than carotid arteries, coronary vasculature and cerebral vasculature. Under the sublicense agreement, the Company is required to pay an ongoing quarterly administration fee, which amounted to $29,000 for the three months ended March 31, 2022 and 2021. Additionally, the Company is obligated to pay an ongoing royalty ranging from 1% to 1.5% of the net sales of products utilizing the licensed intellectual property, subject to a minimum royalty quarterly fee of $1,000. The Company recorded royalty expense to cost of goods sold of $212,000 and $190,000 for the three months ended March 31, 2022 and 2021, respectively.

Licensed Technology

In December 2021, the Company entered into an exclusive, perpetual, royalty free, technology license agreement (the “Licensed Technology”) for use in a particular research and development project that requires total payments of approximately $4.2 million payable in three installments due in 2022 and 2023. The Company accounted for the purchase as a research and development expense in December 2021 as it was determined to have no future alternative uses. As of March 31, 2022, the outstanding balance was $2.5

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

million, $1.1 million of which was included in accrued expenses and other current liabilities, and the remaining $1.4 million was included in other long-term liability on the consolidated balance sheets.

8. Concentrations

The Company’s revenue is derived primarily from the sale of catheter-based therapeutic devices in the United States. For the three months ended March 31, 2022 and 2021, there were no customers that accounted for more than 10% of the Company’s revenue. As of March 31, 2022 and December 31, 2021, there were no customers that accounted for more than 10% of the Company’s accounts receivable.

No vendor accounted for more than 10% of the Company’s purchases for the three months ended March 31, 2022 and 2021. There were no vendors that accounted for more than 10% of the Company’s accounts payable as of March 31, 2022 and December 31, 2021.

9. Related Party

The Company utilizes MRI The Hoffman Group (“MRI”), a recruiting services company owned by the brother of the Chief Executive Officer and President and member of the board of directors of the Company. The Company paid for recruiting services provided by MRI amounting to $74,000 and $134,000 for the three months ended March 31, 2022 and 2021, respectively, which was included in operating expenses on the condensed consolidated statements of operations. As of March 31, 2022 and December 31, 2021, there was no balance payable to MRI.

10. Debt

Bank of America Credit Facility

In September 2020, the Company entered into a senior secured revolving credit facility with Bank of America (the “Credit Agreement”), as amended, under which the Company may borrow loans up to a maximum principal amount of $30 million. The amount available to borrow under the Credit Agreement is comprised of a) 85% of eligible accounts receivable, plus b) pledged cash (up to $10 million). There was no principal amount outstanding and no cash was pledged under the Credit Agreement as of March 31, 2022 and December 31, 2021, and the amount available to borrow under the Credit agreement was approximately $28.2 million.

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

The Credit Agreement also includes a Letter of Credit subline facility (the “LC Facility”) of up to $5 million. The aggregate stated amount outstanding of letter of credits reduces the total borrowing base available under the Credit Agreement. The Company is required to pay the following fees under the LC Facility are as follows: (a) a fee equal to the applicable margin in effect for LIBOR loans (currently 2.25%) times the average daily stated amount of outstanding letter of credits; (b) a fronting fee equal to 0.125% per annum on the stated amount of each letter of credit outstanding. As of March 31, 2022 and December 31, 2021, the Company had two letters of credit in the aggregated amount of $1.8 million outstanding under the LC Facility.

The Company paid Bank of America a closing fee of $150,000 and incurred approximately $280,000 in legal and other fees directly related to the Credit Agreement. The Credit Agreement contains certain customary covenants and events of default, including: payment defaults, breaches of any representation, warranty or covenants, judgment defaults, cross defaults to certain other contracts, certain events with respect to governmental approvals if such events could cause a material adverse change, a material impairment in the perfection or priority of the lender's security interest or in the value of the collateral, a material adverse change in the business, operations, or condition of us or any of our subsidiaries, and a material impairment of the prospect of repayment of the loans. Upon the occurrence of an event of default, a default increase in the interest rate of an additional 2.0% could be applied to the outstanding loan balance and the lender could declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan and security agreement. The Company was in compliance with its covenant requirements as of

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022. Obligations under the Credit Agreement are secured by substantially the Company’s assets, excluding intellectual property.

Deferred Financing Costs

As of March 31, 2022 and December 31, 2021, costs incurred directly related to debt financings were included in deposits and other assets and are being amortized over the three-year life of the Credit Agreement on the straight-line basis as follows (in thousands):

	March 31, 2022	December 31, 2021
Deferred financing costs	$430	$430
Accumulated amortization	(227)	(191)
Unamortized deferred financing costs	$203	$239

11. Stockholder’s Equity

Common Stock

In March 2022, the Company completed an underwritten public offering (“Follow-On Offering”) of 2,300,000 shares of its common stock, including 300,000 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares, at a public offering price of $81.00 per share. The Company received net proceeds of approximately $174.4 million, after deducting underwriters’ discounts and commissions of $11.2 million and offering costs of $0.7 million.

12. Equity Incentive Plans

In 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”) to permit the grant of share-based awards, such as stock grants and incentives and non-qualified stock options to employees, directors, consultants and advisors. The Board has the authority to determine to whom awards will be granted, the number of shares, the term and the exercise price.

In March 2020, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”), which became effective in connection with the IPO. As a result, the Company may not grant any additional awards under the 2011 Plan. The 2011 Plan will continue to govern outstanding equity awards granted thereunder. The Company has initially reserved 3,468,048 shares of common stock for the issuance of a variety of awards under the 2020 Plan, including stock options, stock appreciation rights, awards of restricted stock and awards of restricted stock units. In addition, the number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2021, in an amount equal to 3% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As of March 31, 2022, there were 5,832,579 shares available for issuance under the 2020 Plan, including 1,509,404 additional shares reserved effective January 1, 2022.

2011 Equity Incentive Plan

Stock Options

A summary of stock option activities under the 2011 Plan for the three months ended March 31, 2022 is as follows (intrinsic value in thousands):

	Number of Awards	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Outstanding, December 31, 2021	2,574,354	$1.43	$1.02	7.07	$231,286
Exercised	(322,882)	$1.09	$0.78		$26,000
Cancelled	(9,842)	$1.59	$1.05		$790
Outstanding, March 31, 2022	2,241,630	$1.48	$1.05	6.85	$199,874
Vested and exercisable at March 31, 2022	1,509,067	$1.09	$0.81	6.67	$135,138
Vested and expected to vest at March 31, 2022	2,209,317	$1.45	$1.04	6.85	$197,040

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Stock Units

In March 2019, the Company granted, under the 2011 Plan, restricted stock unit awards (“RSUs”) to certain employees that vest only upon the satisfaction of both a time-based service condition and a performance-based condition. The performance-based condition is a liquidity event requirement that was satisfied on the effective date of the IPO of the Company’s common stock. The RSUs are subject to a four-year cliff vesting and will vest in March 2023. If the RSUs vest, the actual number of RSUs that will vest will be dependent on the per share value of the Company’s common stock, which is a market-based condition, determined based on the average closing price of the Company’s common stock for the three-month period immediately preceding the satisfaction of the service condition.

There was no activity related to RSUs under the 2011 Plan during the three months ended March 31, 2022. As of March 31, 2022 and December 31, 2021, the outstanding balance of RSU under 2011 Plan was 2,712,674 with a weighted average fair value at the time of grant of $0.17.

2020 Incentive Award Plan

Restricted Stock Units

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

RSU activities under the 2020 Plan is set forth below:

	Number of Awards	Weighted Average Fair Value
Outstanding, December 31, 2021	611,205	$88.34
Granted	395,691	78.59
Vested	(49,686)	87.72
Cancelled	(20,629)	82.24
Outstanding, March 31, 2022	936,581	$84.39

The total fair value of RSUs vested under both the 2011 Plan and 2020 Plan during the three months ended March 31, 2022 and 2021, was $4.5 million and $132,000, respectively.

Stock-based Compensation Expense

Total compensation cost for all share-based payment arrangements recognized, including $805,000 and $597,000 of stock-based compensation expense related to the Employee Stock Purchase Plan for the three months ended March 31, 2022 and 2021, respectively, was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of goods sold	$364	$178
Research and development	978	402
Selling, general and administrative	5,213	3,256
	$6,555	$3,836

Total compensation costs as of March 31, 2022 related to all non-vested awards to be recognized in future periods was $67.6 million and is expected to be recognized over the remaining weighted average period of 3.2 years.

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

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2022	2021
Expected term (in years)	0.5	0.5
Expected volatility	56.09%	51.91%
Dividend yield	0.00%	0.00%
Risk free interest rate	0.48%	0.08%

As of March 31, 2022, total of 139,857 shares of common stock, including 54,808 shares purchased in January 2022, have been purchased under the ESPP, and a total of 1,846,664 shares of common stock, including 503,135 additional shares effective January 1, 2022, are reserved for future purchases.

13. Income Taxes

The following table reflects the Company’s provision (benefit) for income taxes for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
(Loss) income before income taxes	$(3,129)	$7,667
Provision for income taxes	—	198
Net (loss) income	$(3,129)	$7,469
Provision for income taxes as a percentage of (loss) income before income taxes	0.0%	2.6%

The effective tax rate for all periods is driven by pre-tax income/(loss), business credits, equity compensation, state taxes, and the change in valuation allowance. For tax years beginning after December 31, 2021, certain research and development costs are required to be capitalized and amortized over a five year period under the Tax Cuts and Jobs Act, which was signed into law December 22, 2017. The Company has reviewed and incorporated this change, which will impact the expected U.S. federal and state tax expense and cash taxes to be paid for the tax year ending December 31, 2022.

Valuation Allowance

ASC 740 requires that the tax benefit of net operating losses, or NOLs, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryback or carryforward periods. As of December 31, 2021, the Company maintained a full valuation allowance of $17.9 million against the Company's net deferred tax assets. As of March 31, 2022, the Company believes that the deferred tax assets are currently not considered more likely than not to be realized and, accordingly, has maintained a full valuation allowance against its deferred tax assets. The Company will continue to assess its position on the realizability of its deferred tax assets, until such time as sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Any release of the valuation allowance may result in a material benefit recognized in the quarter of release.

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

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

14. Retirement Plan

In December 2017, the Company adopted the Inari Medical, Inc. 401(k) Plan which allows eligible employees after one month of service to contribute pre-tax and Roth contributions to the plan, as allowed by law. The plan assets are held by Vanguard and the plan administrator is Ascensus Trust Company. Beginning in January 2021, the Company contributes a $1.00 match for every $1.00 contributed by a participating employee up to the greater of $3,000 or 4% of eligible compensation under the plan, with such Company's contributions becoming fully vested immediately. For the three months ended March 31, 2022 and 2021, the Company recognized $1.7 million and $0.8 million in matching contributions expense.

15. Net Income (Loss) Per Share

The components of net income per share are as follows:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net (loss) income (in thousands)	$(3,129)	$7,469
Denominator:
Weighted average number of common shares outstanding - basic	50,954,715	49,355,945
Common stock equivalents from outstanding common stock options	—	3,181,216
Common stock equivalents from unvested RSUs	—	3,108,002
Common stock equivalents from ESPP	—	4,911
Common stock equivalents from restricted stock	—	72,219
Weighted average number of common shares outstanding - diluted	50,954,715	55,722,293
Net (loss) income per share:
Basic	$(0.06)	$0.15
Diluted	$(0.06)	$0.13

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the three months ended March 31, 2022 due to their anti-dilutive effect:

Three Months Ended March 31, 2022
Common stock options	2,241,630
RSUs	3,649,255
ESPP	10,404
5,901,289

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

Overview

We are a medical device company with a mission to treat and transform the lives of patients suffering from venous and other diseases. Our current product offerings consist of two minimally-invasive, novel catheter-based mechanical thrombectomy systems, which are purpose-built for the specific characteristic of the venous system and the treatment of the two distinct manifestations of venous thromboembolism, or VTE - deep vein thrombosis, or DVT, and pulmonary embolism, or PE. Our ClotTriever product is FDA-cleared for the treatment of DVT. Our FlowTriever product is the first thrombectomy system FDA-cleared for the treatment of PE and is also FDA-cleared for clot in transit in the right atrium.

We believe the best way to treat VTE and improve the quality of life of patients suffering from this disease is to safely and effectively remove the blood clot. With that in mind, we designed and purpose-built our ClotTriever and FlowTriever systems. The ClotTriever is a mechanical thrombectomy system designed to core, capture and remove large clots from large vessels and is used to treat DVT. The FlowTriever is a large bore catheter-based aspiration and mechanical thrombectomy system designed to remove large clots from large vessels to treat PE. Both systems are designed to eliminate the need for thrombolytic drugs.

We believe our mission-focused and highly-trained commercial organization provides a significant competitive advantage. Our most important relationships are between our sales representatives and our treating physicians, which include interventional cardiologists, interventional radiologists and vascular surgeons. We recruit sales representatives who have substantial and applicable medical device and/or sales experience. Our front-line sales representatives typically attend procedures, which puts us at the intersection of the patients, products and physicians. We have developed systems and processes to harness the information gained from these relationships and we leverage this information to rapidly iterate products, introduce and execute physician education and training programs and scale our sales organization. We market and sell our products to hospitals, which are reimbursed by various third-party payors.

In March 2022, we completed an underwritten public offering, or the Follow-On Offering, of 2,300,000 shares of common stock, at a price of $81.00 per share. We received net proceeds of approximately $174.4 million, after deducting underwriters’ discounts and commissions and offering costs.

As of March 31, 2022, we had cash, cash equivalents, and short-term investments of $338.7 million, no long-term debt outstanding and an accumulated deficit of $20.7 million.

For the three months ended March 31, 2022, the Company generated $86.8 million in revenues with a gross margin of 88.5% and net loss of $3.1 million, as compared to revenues of $57.4 million with a gross margin of 91.9% and net income of $7.5 million for the three months ended March 31, 2021.

COVID-19

The global healthcare system continues to face an unprecedented challenge as a result of the COVID-19 situation and its impact. COVID-19 has had and may continue to have an adverse impact on aspects of our business, including the demand for our products, operations, and ability to research and develop and bring new products and services to market.

In response to the impact of COVID-19, we implemented a variety of measures to help manage through the impact and position us to keep operations running efficiently. However, with hospitals facing staff or other resource constraints, to the extent individuals and hospital systems de-prioritize, delay or cancel deferrable medical procedures, our business, cash flows, financial condition and results of operations may continue to be negatively affected.

The actual and perceived impact of COVID-19 is still evolving and cannot be predicted. As a result, we cannot assure you that our recent procedure volumes are indicative of future results or that we will not experience additional negative impacts associated with COVID-19 or staffing shortages, which could be significant. We continue to focus our efforts on the health and safety of patients, healthcare providers and employees, while executing our mission of transforming lives of patients. While we expect the COVID-19 pandemic may continue to negatively impact 2022 performance, we believe the long-term fundamentals remain strong and we will continue to effectively manage through these challenges.

Procedure Volume

We regularly review various operating and financial metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate our business plan and make strategic decisions. We believe the number of procedures performed to treat DVT and PE using our products has been an important historical indicator of our ability to drive adoption and grow our revenue. However, as we continue to introduce new products and our business expands into new markets, we anticipate that this metric will become less representative of how our business is performing. As a result, we will no longer include the following table, which lists the number of procedures performed in each of the three month periods as indicated, in future quarters:

	Three Months Ended
Procedures(1)	March 31, 2022	Dec 31, 2021	Sept 30, 2021	June 30, 2021
DVT	4,100	3,600	3,400	3,100
PE	4,700	4,100	3,300	2,800
	8,800	7,700	6,700	5,900

1.
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

Revenue

We currently derive substantially all our revenue from the sale of our ClotTriever and FlowTriever systems directly to hospitals primarily in the United States. Our customers typically purchase an initial stocking order of our products and then reorder replenishment as procedures are performed. We expect our revenue to increase in absolute dollars as we expand our sales organization and sales territories, add customers, expand the base of physicians that are trained to use our products, expand awareness of our products with new and existing customers and as physicians perform more procedures using our products. Revenue for ClotTriever and FlowTriever systems as a percentage of total revenue is as follows:

	Three Months Ended March 31,
	2022	2021

ClotTriever	32%	35%
FlowTriever	68%	65%

Critical Accounting Policies and Estimates

Other than the accounting policy changes discussed in "Note 2 - Summary of Significant Accounting Policies" to our condensed consolidated financial statements, which is included in "Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)", there have been no significant changes in our critical accounting policies during the three months ended March 31, 2022, as compared to the critical accounting policies disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table sets forth the components of our unaudited condensed consolidated statements of operations in dollars and as percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2022	%	2021	%	Change $
Revenue	$86,752	100.0%	$57,397	100.0%	$29,355
Cost of goods sold	9,967	11.5%	4,623	8.1%	5,344
Gross profit	76,785	88.5%	52,774	91.9%	24,011
Operating expenses:
Research and development	16,135	18.6%	8,163	14.2%	7,972
Selling, general and administrative	63,732	73.5%	36,898	64.3%	26,834
Total operating expenses	79,867	92.1%	45,061	78.5%	34,806
Income (loss) from operations	(3,082)	(3.6%)	7,713	13.4%	(10,795)
Other income (expense)
Interest income	50	0.1%	68	0.1%	(18)
Interest expense	(73)	(0.1%)	(73)	(0.1%)	—
Other expenses	(24)	0.0%	(41)	(0.1%)	17
Total other expenses, net	(47)	0.0%	(46)	(0.1%)	(1)
Income (loss) before income taxes	$(3,129)	(3.6%)	$7,667	13.3%	$(10,796)

Revenue. Revenue increased $29.4 million, or 51.1%, to $86.8 million during the three months ended March 31, 2022, compared to $57.4 million during the three months ended March 31, 2021. The increase in revenue was due primarily to an increase in the number of product offerings and the number of units sold as we expanded our sales territories, opened new accounts and achieved deeper penetration of our products into existing accounts.

Cost of Goods Sold. Cost of goods sold increased $5.4 million, or 115.6%, to $10.0 million during the three months ended March 31, 2022, compared to $4.6 million during the three months ended March 31, 2021. This increase was primarily due to the increase in the number of products sold and additional manufacturing overhead costs incurred as we invested significantly in our new facility and operational infrastructure to support our growth.

Gross Margin. Gross margin for the three months ended March 31, 2022 decreased to 88.5%, compared to 91.9% for the three months ended March 31, 2021, primarily due to a decrease in operating leverage due to the expanded footprint of our manufacturing capacity and the addition of new products to our FlowTriever per procedure pricing model.

Research and Development Expenses. R&D expenses increased $7.9 million, or 97.7%, to $16.1 million during the three months ended March 31, 2022, compared to $8.2 million during the three months ended March 31, 2021. The increase in R&D expenses was primarily due to increases of $5.1 million of personnel-related expenses, $1.8 million in materials and supplies, $0.3 million in professional fees, and $0.2 million of regulatory expenses, in support of our growth drivers to develop new products and build the clinical evidence base.

Selling, General and Administrative Expenses. SG&A expenses increased $26.8 million, or 72.7%, to $63.7 million during the three months ended March 31, 2022, compared to $36.9 million during the three months ended March 31, 2021. The increase in SG&A costs was primarily due to increases of $19.0 million in personnel-related expenses as a result of increased headcount across our organization and increased commissions due to higher revenue, $2.0 million in travel and related expenses, $1.8 million in professional fees, $1.6 million in marketing expenses, and $1.2 million in facility related expenses, particularly related to our new facility.

Interest Income. Interest income decreased by $18,000 or 26.5% to $50,000 during the three months ended March 31, 2022, compared to $68,000 during the three months ended March 31, 2021. The decrease in interest income was primarily due to lower interest rates during the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

Interest Expense. Interest expense was relatively consistent of $73,000 during the three months ended March 31, 2022, compared to $73,000 during the three months ended March 31, 2021.

Other Expenses. Other expenses of $24,000 for the three months ended March 31, 2022 consisted primarily of foreign currency losses.

Liquidity and Capital Resources

To date, our primary sources of capital have been the net proceeds we received through private placements of preferred stock, debt financing agreements, the sale of common stock in our IPO and Follow-On Offering, and revenue from the sale of our products. On May 27, 2020, we completed our IPO, including the underwriters full exercise of their over-allotment option, selling 9,432,949 shares of our common stock at $19.00 per share. Upon completion of our IPO, we received net proceeds of approximately $163.0 million, after deducting underwriting discounts and commissions and offering expenses. In March 2022, we completed a Follow-On Offering by issuing 2,300,000 shares of common stock, at an offering price of $81.00 per share, for net proceeds to us of approximately $174.4 million after deducting underwriting discounts and commissions and offering expenses. As of March 31, 2022, we had cash and cash equivalents of $186.6 million, short-term investments of $152.2 million and an accumulated deficit of $20.7 million. In September 2020, we entered into a new revolving Credit Agreement with Bank of America which provides for loans up to a maximum of $30 million. As of March 31, 2022, we had no principal outstanding under the Credit Agreement and the amount available to borrow was approximately $28.2 million.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(9,100)	$8,766
Investing activities	(73,511)	(22,511)
Financing activities	176,542	2,214
Effect of foreign exchange rate on cash and cash equivalents	(127)	(183)
Net increase (decrease) in cash and cash equivalents	$93,804	$(11,714)

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $9.1 million, consisting primarily of net loss of $3.1 million and a decrease in net operating assets of $14.3 million, offset by non-cash charges of $8.3 million. The decrease in net operating assets was primarily due to decreases in accounts payable and accrued liabilities of $6.7 million due to timing of payments and growth of our operations, lease prepayments for lessor's owned leasehold improvements of $2.1 million and a decrease in operating lease liabilities of $0.3 million, coupled with increases in inventories of $2.8 million and accounts receivable of $2.7 million, offset by a decrease in prepaid and other assets of $0.3 million. The non-cash charges primarily consisted of $6.6 million in stock-based compensation expense, $1.1 million in depreciation, and $0.6 million in amortization of the right-of-use assets.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $73.5 million, consisting of $112.1 million purchases of short-term investments, $5.7 million purchases of other investments, and $2.7 million purchases of property and equipment, offset by maturities of short-term investments of $47.0 million.

Net cash used in investing activities in the three months ended March 31, 2021 was $22.5 million, consisting of purchases of short-term investments of $21.2 million and purchases of property and equipment of $1.3 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2022 was $176.5 million, consisting of $174.4 million net proceeds from the issuance of common stock in the public offering, net of issuance costs of $11.9 million, $3.4 million proceeds from the issuance of common stock under our employee stock purchase plan and $0.3 million of proceeds from exercise of stock options, offset by $1.6 million of tax payments related to vested RSUs.

Net cash provided by financing activities in the three months ended March 31, 2021 was $2.2 million consisting primarily of proceeds of $1.9 million in proceeds from the issuance of common stock under our employee stock purchase plan

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the U.S. Securities and Exchange Commission, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business to the Company’s contractual obligations from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022 under “Part II, Item 7. Quantitative and Qualitative Disclosures about Market Risk.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2022. Based on such evaluation, our Principal Executive Office and Principal Financial Officer concluded that, as of March 31, 2022, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, with the time period specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management.

Changes in internal control over financial reporting

During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For a discussion of our potential risks and uncertainties, see the information in Part I, "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39293	3.1	5/28/2020
3.2	Amended and Restated Bylaws	8-K	001-39293	3.2	5/28/2020
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its EBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

Inari Medical, Inc.

Date: May 4, 2022	By:	/s/ William Hoffman
William Hoffman
Chief Executive Officer and President (Principal Executive Officer)

Date: May 4, 2022	By:	/s/ Mitchell Hill
Mitchell Hill
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)