Form 10-Q
period 2022-06-30
Inari Medical, Inc.
filed 2022-08-03
CIK 1531048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had 53,389,687 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Inari Medical, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data and par value)

(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$79,724	$92,752
Short-term investments in debt securities	250,772	83,348
Accounts receivable, net	49,171	42,351
Inventories, net	26,674	21,053
Prepaid expenses and other current assets	4,997	5,694
Total current assets	411,338	245,198
Property and equipment, net	20,076	16,471
Operating lease right-of-use assets	46,653	44,909
Deposits and other assets	6,195	981
Long-term investments in debt securities	—	3,983
Total assets	$484,262	$311,542
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,748	$6,541
Payroll-related accruals	27,695	24,433
Accrued expenses and other current liabilities	8,076	10,737
Operating lease liabilities, current portion	465	802
Total current liabilities	40,984	42,513
Operating lease liabilities, noncurrent portion	28,196	28,404
Other long-term liability	1,304	1,416
Total liabilities	70,484	72,333
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 53,305,825 and 50,313,452 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	53	50
Additional paid in capital	445,807	257,144
Accumulated other comprehensive loss	(1,183)	(402)
Accumulated deficit	(30,899)	(17,583)
Total stockholders' equity	413,778	239,209
Total liabilities and stockholders' equity	$484,262	$311,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inari Medical, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$92,744	$63,453	$179,496	$120,850
Cost of goods sold	10,347	4,814	20,314	9,437
Gross profit	82,397	58,639	159,182	111,413
Operating expenses
Research and development	18,569	11,630	34,704	19,793
Selling, general and administrative	73,156	42,897	136,888	79,795
Total operating expenses	91,725	54,527	171,592	99,588
(Loss) income from operations	(9,328)	4,112	(12,410)	11,825
Other income (expense)
Interest income	214	35	264	103
Interest expense	(73)	(74)	(146)	(147)
Other income (expense)	252	7	228	(34)
Total other income (expenses)	393	(32)	346	(78)
(Loss) income before income taxes	(8,935)	4,080	(12,064)	11,747
Provision for income taxes	1,252	12	1,252	210
Net (loss) income	$(10,187)	$4,068	$(13,316)	$11,537
Other comprehensive income (loss)
Foreign currency translation adjustments	(291)	57	(408)	(123)
Unrealized (loss) gain on available-for-sale debt securities	(125)	(6)	(373)	12
Total other comprehensive (loss) income	(416)	51	(781)	(111)
Comprehensive (loss) income	$(10,603)	$4,119	$(14,097)	$11,426
Net (loss) income per share
Basic	$(0.19)	$0.08	$(0.26)	$0.23
Diluted	$(0.19)	$0.07	$(0.26)	$0.21
Weighted average common shares used to compute net (loss) income per share
Basic	53,183,767	49,669,652	52,075,399	49,512,800
Diluted	53,183,767	55,595,016	52,075,399	55,665,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inari Medical, Inc.

Condensed Consolidated Statements Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2021	50,313,452	$50	$257,144	$(402)	$(17,583)	$239,209
Options exercised for common stock	322,882	1	344	—	—	345
Shares issued under Employee Stock Purchase Plan	54,808	—	3,427	—	—	3,427
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	31,763	—	(1,624)	—	—	(1,624)
Issuance of common stock in public offering, net of issuance costs of $11.9 million	2,300,000	2	174,392	—	—	174,394
Share-based compensation expense	—	—	6,555	—	—	6,555
Other comprehensive loss	—	—	—	(365)	—	(365)
Net loss	—	—	—	—	(3,129)	(3,129)
Balance, March 31, 2022	53,022,905	53	440,238	(767)	(20,712)	418,812
Options exercised for common stock	228,313	—	156	—	—	156
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	54,607	—	(1,751)	—	—	(1,751)
Share-based compensation expense	—	—	7,164	—	—	7,164
Other comprehensive loss	—	—	—	(416)	—	(416)
Net loss	—	—	—	—	(10,187)	(10,187)
Balance, June 30, 2022	53,305,825	$53	$445,807	$(1,183)	$(30,899)	$413,778

Balance, December 31, 2020	49,251,614	$49	$227,624	$4	$(27,423)	$200,254
Options exercised for common stock	296,019	1	380	—	—	381
Shares issued under Employee Stock Purchase Plan	36,881	—	1,882	—	—	1,882
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	901	—	(49)	—	—	(49)
Share-based compensation expense	—	—	3,836	—	—	3,836
Other comprehensive loss	—	—	—	(162)	—	(162)
Net income	—	—	—	—	7,469	7,469
Balance, March 31, 2021	49,585,415	50	233,673	(158)	(19,954)	213,611
Options exercised for common stock	213,605	—	193	—	—	193
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	29,809	—	(706)	—	—	(706)
Share-based compensation expense	—	—	4,604	-	—	4,604
Other comprehensive income	—	—	—	51	—	51
Net income	—	—	—	—	4,068	4,068
Balance, June 30, 2021	49,828,829	$50	$237,764	$(107)	$(15,886)	$221,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inari Medical, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(13,316)	$11,537
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	2,260	1,288
Amortization of deferred financing costs	72	76
Amortization of right-of-use assets	1,225	357
Share-based compensation expense	13,719	8,440
Allowance for credit losses, net	66	(22)
Changes in:
Accounts receivable	(6,960)	(3,470)
Inventories	(5,676)	(7,523)
Prepaid expenses, deposits and other assets	1,072	(11,306)
Accounts payable	(1,760)	7,276
Payroll-related accruals, accrued expenses and other liabilities	650	9,796
Operating lease liabilities	(544)	(381)
Lease prepayments for lessor's owned leasehold improvements	(2,969)	—
Net cash (used in) provided by operating activities	(12,161)	16,068
Cash flows from investing activities
Purchases of property and equipment	(5,864)	(6,186)
Purchases of marketable securities	(230,814)	(84,751)
Maturities of marketable securities	67,000	50,000
Purchases of other investments	(5,693)	—
Net cash used in investing activities	(175,371)	(40,937)
Cash flows from financing activities
Proceeds from issuance of common stock in public offering, net of issuance costs of $11.9 million	174,394	—
Proceeds from issuance of common stock under employee stock purchase plan	3,427	1,882
Proceeds from exercise of stock options	501	573
Payment of taxes related to vested restricted stock units	(3,375)	(755)
Net cash provided by financing activities	174,947	1,700
Effect of foreign exchange rate on cash and cash equivalents	(443)	(126)
Net decrease in cash	(13,028)	(23,295)
Cash and cash equivalents beginning of period	92,752	114,617
Cash and cash equivalents end of period	$79,724	$91,322

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,297	$158
Cash paid for interest	$75	$76

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

The interim condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the three and six months ended June 30, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s consolidated financial position as of June 30, 2022 and its consolidated results of operations and cash flows for the three and six months ended June 30, 2022 and 2021. The financial data and the other financial information disclosed in the notes to the condensed consolidated financial statements related to the three and six months ended June 30, 2022 and 2021 are also unaudited. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on February 23, 2022.

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

As of June 30, 2022 and December 31, 2021, the Company recorded $764,000 and $448,000, respectively, of unbilled receivables, which are included in accounts receivable, net, in the accompanying consolidated balance sheets.

Revenue for ClotTriever and FlowTriever products as a percentage of total revenue was derived as follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

ClotTriever	33%	33%	32%	34%
FlowTriever	67%	67%	68%	66%

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

Other Investments

In March 2022, the Company made investments in certain privately held companies, with no readily determinable fair value. The Company measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investments. The Company will monitor the information that becomes available from time to time and adjust the carrying values of these investments if there are identified events or changes in circumstances that have a significant adverse effect on the fair values. As of June 30, 2022, total other investments of $5.7 million was included in deposits and other assets on the condensed consolidated balance sheets with no impairment identified.

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Aggregate Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$11,041	$—	$—	$11,041
U.S. Treasury securities	14,977	—	—	14,977
Corporate debt securities and commercial paper	—	5,992	—	5,992
Total included in cash and cash equivalents	26,018	5,992	—	32,010
Investments:
U.S. Treasury securities	185,491	—	—	185,491
U.S. Government agencies	—	16,004	—	16,004
Corporate debt securities and commercial paper	—	49,277	—	49,277
Total included in short-term investments	185,491	65,281	—	250,772
Total assets	$211,509	$71,273	$—	$282,782

	December 31, 2021
	Level 1	Level 2	Level 3	Aggregate Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$48,595	$—	$—	$48,595
Total included in cash and cash equivalents	48,595	—	—	48,595
Investments:
U.S. Treasury securities	44,322	—	—	44,322
Corporate debt securities and commercial paper	—	39,026	—	39,026
Total included in short-term investments	44,322	39,026	—	83,348
U.S. Treasury securities included in long-term investments	3,983	—	—	3,983
Total assets	$96,900	$39,026	$—	$135,926

There were no transfers between Levels 1, 2 or 3 for the periods presented.

4. Cash Equivalents and Investments

The following is a summary of the Company’s cash equivalents and investments in debt securities as of June 30, 2022 and December 31, 2021 (in thousands):

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	June 30, 2022
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$11,041	$—	$—	$11,041
U.S. Treasury securities	14,968	9	—	14,977
Corporate debt securities and commercial paper	5,985	7	—	5,992
Total included in cash and cash equivalents	31,994	16	—	32,010
Investments:
U.S. Treasury securities	185,887	—	(396)	185,491
U.S. Government agencies	16,012	—	(8)	16,004
Corporate debt securities and commercial paper	49,282	—	(5)	49,277
Total included in short-term investments	251,181	—	(409)	250,772
Total assets	$283,175	$16	$(409)	$282,782

	December 31, 2021
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$48,595	$—	$—	$48,595
Total included in cash and cash equivalents	48,595	—	—	48,595
Investments:
U.S. Treasury securities	44,349	—	(27)	44,322
Corporate debt securities and commercial paper	39,012	14	—	39,026
Total included in short-term investments	83,361	14	(27)	83,348
U.S. Treasury securities included in long-term investments	3,993	—	(10)	3,983
Total assets	$135,949	$14	$(37)	$135,926

5. Inventories, net

Inventories, net of reserves as of June 30, 2022 and December 31, 2021 totaling $391,000 and $285,000, respectively, consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$8,695	$5,763
Work-in-process	1,507	1,490
Finished goods	16,472	13,800
	$26,674	$21,053

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Property and Equipment, net

Property and equipment consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Manufacturing equipment	$9,300	$7,408
Leasehold improvements	4,900	4,712
Assets in progress	4,519	3,124
Furniture and fixtures	3,719	3,044
Computer hardware	4,450	2,864
Computer software	100	100
Total property and equipment, gross	26,988	21,252
Accumulated depreciation	(6,912)	(4,781)
Total property and equipment, net	$20,076	$16,471

Depreciation expense of $970,000 and $522,000 was included in SG&A expenses and $226,000 and $157,000 was included in cost of goods sold for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense of $1,827,000 and $985,000 was included in SG&A expenses and $433,000 and $303,000 was included in cost of goods sold for the six months ended June 30, 2022 and 2021, respectively.

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

In March 2019, the Company executed a five-year lease for a facility in Irvine, California, where substantially all operations of the Company have been located since September 2019. The lease expires in September 2024 and contains two optional extension periods of five years each. In addition to the minimum future lease commitments presented below, the lease requires the Company to pay property taxes, insurance, maintenance, and repair costs, which are considered variable lease payments and not included in the lease liability. The lease includes a one-month rent holiday concession and escalation clauses for increased rent over the lease term. Concurrent with the execution of a new ten-year lease (see below), the Company entered into a termination agreement (as amended) that releases the Company from the current facility lease obligation 12 months following the commencement date of the new lease, with options to extend the lease term for up to three periods of an additional 30 days each. As of June 30, 2022, the operating lease right-of-use asset and liability were $52,000 and $59,000, respectively, with the remaining lease term of 1 month.

In October 2020, the Company entered into a ten-year lease for a facility located in Irvine, California (the “Oak Canyon lease”) with two option extension periods of five years each, which the Company has determined that it's reasonably certain to exercise. The Oak Canyon lease requires the Company to make variable lease payments, which are not included in the lease liability due to the amounts not being fixed, for property taxes, insurance, maintenance, repair costs, and certain improvements deemed to be assets of the lessor. The Oak Canyon lease includes scheduled payment escalation clauses over the lease term. The Oak Canyon lease also requires the Company to maintain a letter of credit for the benefit of the landlord in the amount of $1.5 million, which is secured by the Company’s Credit Agreement. The Company has moved in and taken control of the facility and has determined the lease commencement date to be September 30, 2021. On the commencement date, the Company recorded approximately $42.2 million and $28.6 million of right-of-use asset and lease liability, respectively. The right-of use-asset includes approximately $13.5 million, net of $3.7 million tenant allowance, related to prepaid lease payments for the lessor’s owned leasehold improvements which were reclassified from assets in progress and deposits and other assets. The operating right-of-use assets also include $5.8 million of additional prepaid lease payments for the lessor's owned leasehold improvements paid subsequent to the commencement date. As of June 30, 2022, the operating lease right-of-use assets and lease liabilities were $46.5 million and $28.5 million, respectively, with the remaining lease term of 229 months.

The Company's wholly owned subsidiary, Inari Medical Europe GmbH entered into a five-year commercial lease agreement for office space located in Basel, Switzerland (the "Basel lease"). The lease will be effective July 1, 2022 with an option to extend for a period of five years, which the Company has determined that it is reasonably certain to exercise. The lease payment is also indexed to the national consumer price index, which may be adjusted once per calendar year. The Basel lease will also require the Company to maintain a bank guarantee deposit for the benefit of the landlord in the amount of approximately $186,000.

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2022, the weighted average incremental borrowing rate used to measure operating lease liabilities was 6.1%. Cash paid for amounts included in the measurement of operating lease liabilities was $705,000 and $199,000 for the three months ended June 30, 2022 and 2021 and $1,419,000 and $398,000 for the six months ended June 30, 2022 and 2021, respectively.

Total lease cost for the three and six months ended June 30, 2022, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating lease cost	$1,057	$186	$2,100	$371
Short-term lease cost	30	23	45	34
Variable lease cost	157	81	296	123
Total lease costs	$1,244	$290	$2,441	$528

Future minimum lease payments under operating leases liabilities as of June 30, 2022 are as follows (in thousands):

Year ending December 31:	Amount
Remainder of 2022	$1,124
2023	2,163
2024	2,234
2025	2,295
2026	2,361
Thereafter	39,536
Total lease payments	49,713
Less imputed interest	(21,052)
Total lease liabilities	28,661
Less: lease liabilities - current portion	(465)
Lease liabilities - noncurrent portion	$28,196

The following are future minimum lease payments owed for the Basel lease, which has not yet commenced as of June 30, 2022 (in thousands):

Year ending December 31:	Amount
Remainder of 2022	$90
2023	284
2024	293
2025	300
2026	308
Thereafter	1,797
Total lease payments	$3,072

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

Legal Proceedings

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

From time to time, the Company may become involved in legal proceedings arising out of the ordinary course of its business. Management is currently not aware of any matters that will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Sublicense Agreement

In August 2019, the Company entered into a sublicense agreement of intellectual property rights related to the tubular braiding for the non-surgical removal of clots and treatment of embolism and thrombosis in human vasculature other than carotid arteries, coronary vasculature and cerebral vasculature. Under the sublicense agreement, the Company is required to pay an ongoing quarterly administration fee, which amounted to $29,000 for the three months ended June 30, 2022 and 2021 and $58,000 for the six months ended June 30, 2022 and 2021. Additionally, the Company is obligated to pay an ongoing royalty ranging from 1% to 1.5% of the net sales of products utilizing the licensed intellectual property, subject to a minimum royalty quarterly fee of $1,000. The Company recorded royalty expense to cost of goods sold of $0 and $195,000 for the three months ended June 30, 2022 and 2021, respectively, and $212,000 and $385,000 for the six months ended June 30, 2022 and 2021, respectively.

Licensed Technology

In December 2021, the Company entered into an exclusive, perpetual, royalty free, technology license agreement (the “Licensed Technology”) for use in a particular research and development project that requires total payments of approximately $4.2 million payable in three installments due in 2022 and 2023. The Company accounted for the purchase as a research and development expense in December 2021 as it was determined to have no future alternative uses. As of June 30, 2022, the outstanding balance was approximately $2.5 million, $1.2 million of which was included in accrued expenses and other current liabilities, and the remaining $1.3 million was included in other long-term liability on the consolidated balance sheets.

8. Concentrations

The Company’s revenue is derived primarily from the sale of catheter-based therapeutic devices in the United States. For the three and six months ended June 30, 2022 and 2021, there were no customers that accounted for more than 10% of the Company’s revenue. As of June 30, 2022 and December 31, 2021, there were no customers that accounted for more than 10% of the Company’s accounts receivable.

No vendor accounted for more than 10% of the Company’s purchases for the three and six months ended June 30, 2022 and 2021. There were no vendors that accounted for more than 10% of the Company’s accounts payable as of June 30, 2022 and December 31, 2021.

9. Related Party

The Company utilizes MRI The Hoffman Group (“MRI”), a recruiting services company owned by the brother of the Chief Executive Officer and President and member of the board of directors of the Company. The Company paid for recruiting services provided by MRI amounting to $118,000 and $129,000 for the three months ended June 30, 2022 and 2021 and $192,000 and $263,000 for the six months ended June 30, 2022 and 2021, respectively, which was included in operating expenses on the condensed consolidated statements of operations. As of June 30, 2022 and December 31, 2021, there was no balance payable to MRI.

10. Debt

Bank of America Credit Facility

In September 2020, the Company entered into a senior secured revolving credit facility with Bank of America (the “Credit Agreement”), as amended, under which the Company may borrow loans up to a maximum principal amount of $30 million. The amount available to borrow under the Credit Agreement is comprised of a) 85% of eligible accounts receivable, plus b) pledged cash (up to $10 million). There was no principal amount outstanding and no cash was pledged under the Credit Agreement as of June 30, 2022 and December 31, 2021, and the amount available to borrow under the Credit Agreement was approximately $28.2 million.

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

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Agreement at any time without any penalty or premium. The Company is also required to pay an unused line fee at an annual rate ranging from 0.25% to 0.375% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement.

The Credit Agreement also includes a Letter of Credit subline facility (the “LC Facility”) of up to $5 million. The aggregate stated amount outstanding of letter of credits reduces the total borrowing base available under the Credit Agreement. The Company is required to pay the following fees under the LC Facility are as follows: (a) a fee equal to the applicable margin in effect for LIBOR loans (currently 2.25%) times the average daily stated amount of outstanding letter of credits; (b) a fronting fee equal to 0.125% per annum on the stated amount of each letter of credit outstanding. As of June 30, 2022 and December 31, 2021, the Company had two letters of credit in the aggregated amount of $1.8 million outstanding under the LC Facility.

The Company paid Bank of America a closing fee of $150,000 and incurred approximately $280,000 in legal and other fees directly related to the Credit Agreement. The Credit Agreement contains certain customary covenants and events of default, including: payment defaults, breaches of any representation, warranty or covenants, judgment defaults, cross defaults to certain other contracts, certain events with respect to governmental approvals if such events could cause a material adverse change, a material impairment in the perfection or priority of the lender's security interest or in the value of the collateral, a material adverse change in the business, operations, or condition of us or any of our subsidiaries, and a material impairment of the prospect of repayment of the loans. Upon the occurrence of an event of default, a default increase in the interest rate of an additional 2.0% could be applied to the outstanding loan balance and the lender could declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan and security agreement. The Company was in compliance with its covenant requirements as of June 30, 2022. Obligations under the Credit Agreement are secured by substantially the Company’s assets, excluding intellectual property.

Deferred Financing Costs

As of June 30, 2022 and December 31, 2021, costs incurred directly related to debt financings were included in deposits and other assets and are being amortized over the three-year life of the Credit Agreement on the straight-line basis as follows (in thousands):

	June 30, 2022	December 31, 2021
Deferred financing costs	$430	$430
Accumulated amortization	(263)	(191)
Unamortized deferred financing costs	$167	$239

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

In March 2020, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”), which became effective in connection with the IPO. As a result, the Company may not grant any additional awards under the 2011 Plan. The 2011 Plan will continue to govern outstanding equity awards granted thereunder. The Company has initially reserved 3,468,048 shares of common stock for the issuance of a variety of awards under the 2020 Plan, including stock options, stock appreciation rights, awards of restricted stock and awards of restricted stock units. In addition, the number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2021, in an amount equal to 3% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As of June 30, 2022, there were 5,753,764 shares available for issuance under the 2020 Plan, including 1,509,404 additional shares reserved effective January 1, 2022.

2011 Equity Incentive Plan

Stock Options

A summary of stock option activities under the 2011 Plan for the six months ended June 30, 2022 is as follows (intrinsic value in thousands):

	Number of Awards	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Outstanding, December 31, 2021	2,574,354	$1.43	$1.02	7.07	$231,286
Exercised	(551,195)	$0.91	$0.70		$42,063
Cancelled	(16,513)	$2.14	$1.30		$1,270
Outstanding, June 30, 2022	2,006,646	$1.56	$1.10	6.62	$133,292
Vested and exercisable at June 30, 2022	1,452,085	$1.21	$0.88	6.47	$96,966
Vested and expected to vest at June 30, 2022	1,986,007	$1.55	$1.09	6.62	$131,956

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

There was no activity related to RSUs under the 2011 Plan during the three and six months ended June 30, 2022. As of June 30, 2022 and December 31, 2021, the outstanding balance of RSU under 2011 Plan was 2,712,674 with a weighted average fair value at the time of grant of $0.17.

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

RSU activities under the 2020 Plan is set forth below:

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Number of Awards	Weighted Average Fair Value
Outstanding, December 31, 2021	611,205	$88.34
Granted	506,331	74.77
Vested	(123,745)	84.15
Cancelled	(26,334)	83.21
Outstanding, June 30, 2022	967,457	$81.91

The total fair value of RSUs vested under both the 2011 Plan and 2020 Plan was $6.3 million and $3.5 million for the three months ended June 30, 2022 and 2021, and $10.8 million and $3.7 million for the six months ended June 30, 2022 and 2021, respectively.

Stock-based Compensation Expense

Total compensation cost for all share-based payment arrangements recognized, including $956,000 and $724,000 for the three months ended June 30, 2022 and 2021 and $1.8 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively, related to the Employee Stock Purchase Plan, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$375	$202	$740	$379
Research and development	1,113	619	2,092	1,021
Selling, general and administrative	5,676	3,783	10,887	7,040
	$7,164	$4,604	$13,719	$8,440

Total compensation costs as of June 30, 2022 related to all non-vested awards to be recognized in future periods was $68.0 million and is expected to be recognized over the remaining weighted average period of 3.0 years.

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

As of June 30, 2022, total of 139,857 shares of common stock, including 54,808 shares purchased in January 2022, have been purchased under the ESPP, and a total of 1,846,664 shares of common stock, including 503,135 additional shares effective January 1, 2022, are reserved for future purchases.

13. Income Taxes

The following table reflects the Company’s provision for income taxes for the periods indicated (in thousands):

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Loss) income before income taxes	$(8,935)	$4,080	$(12,064)	$11,747
Provision for income taxes	1,252	12	1,252	210
Net (loss) income	$(10,187)	$4,068	$(13,316)	$11,537
Provision for income taxes as a percentage of (loss) income before income taxes	14.0%	0.3%	10.4%	1.8%

The effective tax rate for all periods is driven by pre-tax income/(loss), business credits, equity compensation, state taxes, and the change in valuation allowance. The Company's income tax provision for interim reporting periods has historically been calculated by applying an estimate of the annual effective income tax rate for the full year to "ordinary" income (loss) for the interim reporting period, which is calculated as pre-tax income (loss) excluding unusual and infrequently occurring discrete items. For the six months ended June 30, 2022, we calculated the income tax provision using a discrete effective income tax rate method as if the interim year to date period was an annual period. We determined that since normal changes in estimated "ordinary" income (loss) would result in disproportionate changes in the estimated annual effective income tax rate, the Company's historical method of calculating its income tax provision for interim reporting periods would not provide a reliable estimate for the six months ended June 30, 2022.

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

Valuation Allowance

ASC 740 requires that the tax benefit of net operating losses, or NOLs, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryback or carryforward periods. As of December 31, 2021, the Company maintained a full valuation allowance of $17.9 million against the Company's net deferred tax assets. As of June 30, 2022, the Company believes that the deferred tax assets are currently not considered more likely than not to be realized and, accordingly, has maintained a full valuation allowance against its deferred tax assets. The Company will continue to assess its position on the realizability of its deferred tax assets, until such time as sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Any release of the valuation allowance may result in a material benefit recognized in the quarter of release.

Uncertain Tax Positions

The Company has recorded uncertain tax positions related to its federal and California research and development credit carryforwards. No interest or penalties have been recorded related to the uncertain tax positions due to credit carryforwards that are available to offset the uncertain tax positions. It is not expected that there will be a significant change in uncertain tax position in the next twelve months. The Company is subject to U.S. federal and state income tax as well as to income tax in various foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. As of the date of the financial statements, there are no tax examinations in progress. The statute of limitations for tax years ended after December 31, 2016 and December 31, 2017 are open for state and federal tax purposes, respectively.

14. Retirement Plan

In December 2017, the Company adopted the Inari Medical, Inc. 401(k) Plan which allows eligible employees after one month of service to contribute pre-tax and Roth contributions to the plan, as allowed by law. The plan assets are held by Vanguard and the plan administrator is Ascensus Trust Company. Beginning in January 2021, the Company contributes a $1.00 match for every $1.00 contributed by a participating employee up to the greater of $3,000 or 4% of eligible compensation under the plan, with such Company's contributions becoming fully vested immediately. Matching contribution expense was $2.7 million and $0.9 million for the three months ended June 30, 2022 and 2021, and $4.4 million and $1.8 million for the six months ended June 30, 2022 and 2021, respectively. The Company recorded an out-of-period adjustment in the second quarter of 2022 resulting in additional matching contribution expense of $1.0 million and $0.8 million for the three and six months ended June 30, 2022, respectively. The out-of-period adjustment was not considered material to the fiscal 2021 or fiscal 2022 annual consolidated financial statements.

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

15. Net Income (Loss) Per Share

The components of net income per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income (in thousands)	$(10,187)	$4,068	$(13,316)	$11,537
Denominator:
Weighted average number of common shares outstanding - basic	53,183,767	49,669,652	52,075,399	49,512,800
Common stock equivalents from outstanding common stock options	—	2,940,337	—	3,057,128
Common stock equivalents from unvested RSUs	—	2,947,918	—	3,054,465
Common stock equivalents from ESPP	—	3,233	—	6,924
Common stock equivalents from restricted stock	—	33,876	—	33,876
Weighted average number of common shares outstanding - diluted	53,183,767	55,595,016	52,075,399	55,665,193
Net (loss) income per share:
Basic	$(0.19)	$0.08	$(0.26)	$0.23
Diluted	$(0.19)	$0.07	$(0.26)	$0.21

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2022 due to their anti-dilutive effect:

Three and Six Months Ended June 30, 2022
Common stock options	2,006,646
RSUs	3,680,131
ESPP	10,404
5,697,181

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

As of June 30, 2022, we had cash, cash equivalents, and short-term investments of $330.5 million, no long-term debt outstanding and an accumulated deficit of $30.9 million.

For the three months ended June 30, 2022, the Company generated $92.7 million in revenues with a gross margin of 88.8% and net loss of $10.2 million, as compared to revenues of $63.5 million with a gross margin of 92.4% and net income of $4.1 million for the three months ended June 30, 2021.

For the six months ended June 30, 2022, the Company generated $179.5 million in revenues with a gross margin of 88.7% and net loss of $13.3 million, as compared to revenues of $120.9 million with a gross margin of 92.2% and net income of $11.5 million for the six months ended June 30, 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

ClotTriever	33%	33%	32%	34%
FlowTriever	67%	67%	68%	66%

Critical Accounting Policies and Estimates

Other than the accounting policy changes discussed in "Note 2 - Summary of Significant Accounting Policies" to our condensed consolidated financial statements, which is included in "Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)", there have been no significant changes in our critical accounting policies during the six months ended June 30, 2022, as compared to the critical accounting policies disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022.

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following table sets forth the components of our unaudited condensed consolidated statements of operations in dollars and as percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2022	%	2021	%	Change $
Revenue	$92,744	100.0%	$63,453	100.0%	$29,291
Cost of goods sold	10,347	11.2%	4,814	7.6%	5,533
Gross profit	82,397	88.8%	58,639	92.4%	23,758
Operating expenses:
Research and development	18,569	20.0%	11,630	18.3%	6,939
Selling, general and administrative	73,156	78.9%	42,897	67.6%	30,259
Total operating expenses	91,725	98.9%	54,527	85.9%	37,198
Income (loss) from operations	(9,328)	(10.1%)	4,112	6.5%	(13,440)
Other income (expense)
Interest income	214	0.2%	35	0.1%	179
Interest expense	(73)	(0.1%)	(74)	(0.1%)	1
Other income (expense)	252	0.3%	7	0.0%	245
Total other expenses, net	393	0.4%	(32)	0.0%	425
Income (loss) before income taxes	$(8,935)	(9.7%)	$4,080	6.5%	$(13,015)

Revenue. Revenue increased $29.3 million, or 46.2%, to $92.7 million during the three months ended June 30, 2022, compared to $63.5 million during the three months ended June 30, 2021. The increase in revenue was due primarily to an increase in the number of product offerings and the number of units sold as we expanded our sales territories, opened new accounts and achieved deeper penetration of our products into existing accounts.

Cost of Goods Sold. Cost of goods sold increased $5.5 million, or 114.9%, to $10.3 million during the three months ended June 30, 2022, compared to $4.8 million during the three months ended June 30, 2021. This increase was primarily due to the increase in the number of products sold and additional manufacturing overhead costs incurred as we invested significantly in our new facility and operational infrastructure to support our growth.

Gross Margin. Gross margin for the three months ended June 30, 2022 decreased to 88.8%, compared to 92.4% for the three months ended June 30, 2021, primarily due to a decrease in operating leverage due to the expanded footprint of our manufacturing capacity and the addition of new products to our FlowTriever per procedure pricing model.

Research and Development Expenses. R&D expenses increased $7.0 million, or 59.7%, to $18.6 million during the three months ended June 30, 2022, compared to $11.6 million during the three months ended June 30, 2021. The increase in R&D expenses was primarily due to increases of $5.1 million of personnel-related expenses, $1.0 million in materials and supplies, and $0.5 million of clinical and regulatory expenses, in support of our growth drivers to develop new products and build the clinical evidence base.

Selling, General and Administrative Expenses. SG&A expenses increased $30.3 million, or 70.5%, to $73.2 million during the three months ended June 30, 2022, compared to $42.9 million during the three months ended June 30, 2021. The increase in SG&A costs was primarily due to increases of $19.4 million in personnel-related expenses as a result of increased headcount across our organization and increased commissions due to higher revenue, $3.2 million in marketing expenses, $2.9 million in travel and related expenses, $2.3 million in professional fees, and $1.1 million in facility related expenses, particularly related to our new facility.

Interest Income. Interest income increased by $179,000 or 511.4% to $214,000 during the three months ended June 30, 2022, compared to $35,000 during the three months ended June 30, 2021. The increase in interest income was primarily due to higher average cash and short-term investments balances during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Interest Expense. Interest expense was relatively consistent with $73,000 during the three months ended June 30, 2022, compared to $74,000 during the three months ended June 30, 2021.

Other Income (Expense). Other income of $252,000 for the three months ended June 30, 2022 consisted primarily of foreign currency transaction gains.

Comparison of the six months ended June 30, 2022 and 2021

The following table sets forth the components of our unaudited condensed consolidated statements of operations in dollars and as percentage of revenue for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2022	%	2021	%	Change $
Revenue	$179,496	100.0%	$120,850	100.0%	$58,646
Cost of goods sold	20,314	11.3%	9,437	7.8%	10,877
Gross profit	159,182	88.7%	111,413	92.2%	47,769
Operating expenses:
Research and development	34,704	19.3%	19,793	16.4%	14,911
Selling, general and administrative	136,888	76.3%	79,795	66.0%	57,093
Total operating expenses	171,592	95.6%	99,588	82.4%	72,004
Income from operations	(12,410)	(6.9%)	11,825	9.8%	(24,235)
Other income (expense)
Interest income	264	0.1%	103	0.1%	161
Interest expense	(146)	(0.1%)	(147)	(0.1%)	1
Other income (expense)	228	0.1%	(34)	0.0%	262
Total other expenses, net	346	0.1%	(78)	0.0%	424
Income (loss) before income taxes	$(12,064)	(6.8%)	$11,747	9.8%	$(23,811)

Revenue. Revenue increased $58.6 million, or 48.5%, to $179.5 million during the six months ended June 30, 2022, compared to $120.9 million during the six months ended June 30, 2021. The increase in revenue was due primarily to an increase in the number of product offerings and the number of units sold as we expanded our sales territories, opened new accounts and achieved deeper penetration of our products into existing accounts.

Cost of Goods Sold. Cost of goods sold increased $10.9 million, or 115.3%, to $20.3 million during the six months ended June 30, 2022, compared to $9.4 million during the six months ended June 30, 2021. This increase was primarily due to the increase in the number of products sold and additional manufacturing overhead costs incurred as we invested significantly in our new facility and operational infrastructure to support our growth.

Gross Margin. Gross margin for the six months ended June 30, 2022 decreased to 88.7%, compared to 92.2% for the six months ended June 30, 2021, primarily due to a decrease in operating leverage due to the expanded footprint of our manufacturing capacity and the addition of new products to our FlowTriever per procedure pricing model.

Research and Development Expenses. R&D expenses increased $14.9 million, or 75.3%, to $34.7 million during the six months ended June 30, 2022, compared to $19.8 million during the six months ended June 30, 2021. The increase in R&D expenses was primarily due to increases of $10.1 million of personnel-related expenses, $2.8 million in materials and supplies, $0.7 million of clinical and regulatory expenses, and $0.7 million in software costs and depreciation expenses, in support of our growth drivers to develop new products and build the clinical evidence base.

Selling, General and Administrative Expenses. SG&A expenses increased $57.1 million, or 71.5%, to $136.9 million during the six months ended June 30, 2022, compared to $79.8 million during the six months ended June 30, 2021. The increase in SG&A costs was primarily due to increases of $38.6 million in personnel-related expenses as a result of increased headcount across our organization and increased commissions due to higher revenue, $4.8 million in travel and related expenses, $4.8 million in marketing expenses, $4.0 million in professional fees, and $2.3 million in facility related expenses, particularly related to our new facility.

Interest Income. Interest income increased by $161,000 or 156.3% to $264,000 during the six months ended June 30, 2022, compared to $103,000 during the six months ended June 30, 2021. The increase in interest income was primarily due to higher average cash and short-term investments balances during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Interest Expense. Interest expense was relatively consistent with $146,000 during the six months ended June 30, 2022, compared to $147,000 during the six months ended June 30, 2021.

Other income (Expenses) Other income of $228,000 for the six months ended June 30, 2022 consisted primarily of foreign currency transaction gains.

Liquidity and Capital Resources

To date, our primary sources of capital have been the net proceeds we received through private placements of preferred stock, debt financing agreements, the sale of common stock in our IPO and Follow-On Offering, and revenue from the sale of our products. On May 27, 2020, we completed our IPO, including the underwriters full exercise of their over-allotment option, selling 9,432,949 shares of our common stock at $19.00 per share. Upon completion of our IPO, we received net proceeds of approximately $163.0 million, after deducting underwriting discounts and commissions and offering expenses. In March 2022, we completed a Follow-On Offering by issuing 2,300,000 shares of common stock, at an offering price of $81.00 per share, for net proceeds to us of approximately $174.4 million after deducting underwriting discounts and commissions and offering expenses. As of June 30, 2022, we had cash and cash equivalents of $79.7 million, short-term investments of $250.8 million and an accumulated deficit of $30.9 million. In September 2020, we entered into a revolving Credit Agreement with Bank of America which provides for loans up to a maximum of $30 million. As of June 30, 2022, we had no principal outstanding under the Credit Agreement and the amount available to borrow was approximately $28.2 million.

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

Cash Flows

The following table summarizes our cash flows for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(12,161)	$16,068
Investing activities	(175,371)	(40,937)
Financing activities	174,947	1,700
Effect of foreign exchange rate on cash and cash equivalents	(443)	(126)
Net increase (decrease) in cash and cash equivalents	$(13,028)	$(23,295)

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $12.2 million, consisting primarily of net loss of $13.3 million and a decrease in net operating assets of $16.2 million, offset by non-cash charges of $17.3 million. The decrease in net operating assets was primarily due to decreases in accounts payable and accrued liabilities of $2.2 million due to timing of payments and growth of our operations, lease prepayments for lessor's owned leasehold improvements of $3.0 million and a decrease in operating lease liabilities of $0.5 million, coupled with increases in inventories of $5.7 million and accounts receivable of $7.0 million, offset by a decrease in prepaid and other assets of $1.0 million. The non-cash charges primarily consisted of $13.7 million in stock-based compensation expense, $2.3 million in depreciation, and $1.2 million in amortization of the right-of-use assets.

Net cash provided by operating activities for the six months ended June 30, 2021 was $16.1 million, consisting primarily of net income of $11.5 million and non-cash charges of $10.1 million, offset by an increase in net operating assets of $5.6 million. The increase in net operating assets was primarily due to increases in accounts receivable of $3.5 million and inventories of $7.5 million to support the growth of our operations, an increase in prepaid and other assets of $11.3 million primarily from deposits related to Oak Canyon and prepaid insurance, which were partially offset by increases in accounts payable of $7.3 million and accrued liabilities of $9.8 million due to timing of payments and growth of our operations and a decrease in operating lease liabilities of $0.4 million. The non-cash charges primarily consisted of $8.4 million in stock-based compensation, $1.3 million in depreciation, $0.4 million in amortization of the right-of-use assets.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $175.4 million, consisting of $230.8 million purchases of short-term investments, $5.7 million purchases of other investments, and $5.9 million purchases of property and equipment, offset by maturities of short-term investments of $67.0 million.

Net cash used in investing activities for the six months ended June 30, 2021 was $40.9 million consisting of $84.7 million purchases of short-term securities coupled with $6.2 million purchases of property and equipment, offset by the maturity of short-term investment of $50.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2022 was $174.9 million, consisting of $174.4 million net proceeds from the issuance of common stock in the public offering, net of issuance costs of $11.9 million, $3.4 million proceeds from the issuance of common stock under our employee stock purchase plan and $0.5 million of proceeds from exercise of stock options, offset by $3.4 million of tax payments related to vested RSUs.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2022. Based on such evaluation, our Principal Executive Office and Principal Financial Officer concluded that, as of June 30, 2022, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, with the time period specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management.

Changes in internal control over financial reporting

During the three months ended June 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39293	3.1	5/28/2020
3.2	Amended and Restated Bylaws	8-K	001-39293	3.2	5/28/2020
10.1	Third Amendment to Loan, Guaranty and Security Agreement, dated July 21, 2022
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its EBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

Inari Medical, Inc.

Date: August 3, 2022	By:	/s/ William Hoffman
William Hoffman
Chief Executive Officer and President (Principal Executive Officer)

Date: August 3, 2022	By:	/s/ Mitchell Hill
Mitchell Hill
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)