Form 10-Q
period 2022-09-30
Inari Medical, Inc.
filed 2022-11-02
CIK 1531048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, the registrant had 53,652,850 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our business model and strategic plans for our products, technologies and business, including our implementation thereof, the impact on our business, financial condition and results of operations from macroeconomic conditions, the ongoing and global COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, the timing of and our ability to obtain and maintain regulatory approvals, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the commercial success and market acceptance of our products, the sufficiency of our cash, cash equivalents and short-term investments, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Inari Medical, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data and par value)

(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$83,528	$92,752
Short-term investments in debt securities	235,705	83,348
Accounts receivable, net	54,059	42,351
Inventories, net	29,670	21,053
Prepaid expenses and other current assets	7,609	5,694
Total current assets	410,571	245,198
Property and equipment, net	21,191	16,471
Operating lease right-of-use assets	49,951	44,909
Deposits and other assets	6,106	981
Long-term investments in debt securities	—	3,983
Total assets	$487,819	$311,542
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,035	$6,541
Payroll-related accruals	28,052	24,433
Accrued expenses and other current liabilities	7,668	10,737
Operating lease liabilities, current portion	588	802
Total current liabilities	42,343	42,513
Operating lease liabilities, noncurrent portion	30,377	28,404
Other long-term liability	—	1,416
Total liabilities	72,720	72,333
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 53,595,277 and 50,313,452 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	53	50
Additional paid in capital	457,043	257,144
Accumulated other comprehensive loss	(945)	(402)
Accumulated deficit	(41,052)	(17,583)
Total stockholders' equity	415,099	239,209
Total liabilities and stockholders' equity	$487,819	$311,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inari Medical, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$96,204	$72,916	$275,700	$193,766
Cost of goods sold	11,064	7,040	31,378	16,477
Gross profit	85,140	65,876	244,322	177,289
Operating expenses
Research and development	19,105	12,499	53,809	32,292
Selling, general and administrative	75,833	56,104	212,721	135,899
Total operating expenses	94,938	68,603	266,530	168,191
(Loss) income from operations	(9,798)	(2,727)	(22,208)	9,098
Other income (expense)
Interest income	618	27	882	130
Interest expense	(74)	(73)	(220)	(220)
Other income (expense)	(59)	30	169	(4)
Total other income (expenses)	485	(16)	831	(94)
(Loss) income before income taxes	(9,313)	(2,743)	(21,377)	9,004
Provision for income taxes	840	61	2,092	271
Net (loss) income	$(10,153)	$(2,804)	$(23,469)	$8,733
Other comprehensive income (loss)
Foreign currency translation adjustments	(406)	(146)	(814)	(269)
Unrealized gain on available-for-sale debt securities	644	7	271	19
Total other comprehensive income (loss)	238	(139)	(543)	(250)
Comprehensive (loss) income	$(9,915)	$(2,943)	$(24,012)	$8,483
Net (loss) income per share
Basic	$(0.19)	$(0.06)	$(0.45)	$0.18
Diluted	$(0.19)	$(0.06)	$(0.45)	$0.16
Weighted average common shares used to compute net (loss) income per share
Basic	53,491,625	50,001,996	52,552,662	49,664,037
Diluted	53,491,625	50,001,996	52,552,662	55,511,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inari Medical, Inc.

Condensed Consolidated Statements Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2021	50,313,452	$50	$257,144	$(402)	$(17,583)	$239,209
Options exercised for common stock	322,882	1	344	—	—	345
Shares issued under Employee Stock Purchase Plan	54,808	—	3,427	—	—	3,427
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	31,763	—	(1,624)	—	—	(1,624)
Issuance of common stock in public offering, net of issuance costs of $11.9 million	2,300,000	2	174,392	—	—	174,394
Share-based compensation expense	—	—	6,555	—	—	6,555
Other comprehensive loss	—	—	—	(365)	—	(365)
Net loss	—	—	—	—	(3,129)	(3,129)
Balance, March 31, 2022	53,022,905	53	440,238	(767)	(20,712)	418,812
Options exercised for common stock	228,313	—	156	—	—	156
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	54,607	—	(1,751)	—	—	(1,751)
Share-based compensation expense	—	—	7,164	—	—	7,164
Other comprehensive loss	—	—	—	(416)	—	(416)
Net loss	—	—	—	—	(10,187)	(10,187)
Balance, June 30, 2022	53,305,825	53	445,807	(1,183)	(30,899)	413,778
Options exercised for common stock	167,102	—	109	—	—	109
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	43,643	—	(1,224)	—	—	(1,224)
Shares issued under Employee Stock Purchase Plan	78,707	—	4,995	—	—	4,995
Share-based compensation expense	—	—	7,356	—	—	7,356
Other comprehensive income	—	—	—	238	—	238
Net loss	—	—	—	—	(10,153)	(10,153)
Balance, September 30, 2022	53,595,277	$53	$457,043	$(945)	$(41,052)	$415,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inari Medical, Inc.

Condensed Consolidated Statements Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2020	49,251,614	$49	$227,624	$4	$(27,423)	$200,254
Options exercised for common stock	296,019	1	380	—	—	381
Shares issued under Employee Stock Purchase Plan	36,881	—	1,882	—	—	1,882
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	901	—	(49)	—	—	(49)
Share-based compensation expense	—	—	3,836	—	—	3,836
Other comprehensive loss	—	—	—	(162)	—	(162)
Net income	—	—	—	—	7,469	7,469
Balance, March 31, 2021	49,585,415	50	233,673	(158)	(19,954)	213,611
Options exercised for common stock	213,605	—	193	—	—	193
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	29,809	—	(706)	—	—	(706)
Share-based compensation expense	—	—	4,604	-	—	4,604
Other comprehensive income	—	—	—	51	—	51
Net income	—	—	—	—	4,068	4,068
Balance, June 30, 2021	49,828,829	50	237,764	(107)	(15,886)	221,821
Options exercised for common stock	150,662	—	159	—	—	159
Shares issued under Employee Stock Purchase Plan	48,168	—	3,676	—	—	3,676
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	116,931	—	(842)	—	—	(842)
Share-based compensation expense	—	—	12,499	—	—	12,499
Other comprehensive income (loss)	—	—	—	(139)	—	(139)
Net loss	—	—	—	—	(2,804)	(2,804)
Balance, September 30, 2021	50,144,590	$50	$253,256	$(246)	$(18,690)	$234,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inari Medical, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(23,469)	$8,733
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	3,430	2,108
Amortization of deferred financing costs	108	108
Amortization of right-of-use assets	1,799	537
Share-based compensation expense	21,075	20,939
Allowance for credit losses, net	341	(22)
Loss on disposal of fixed assets	23	—
Changes in:
Accounts receivable	(12,220)	(10,898)
Inventories	(8,706)	(8,924)
Prepaid expenses, deposits and other assets	(1,537)	(4,525)
Accounts payable	(441)	2,042
Payroll-related accruals, accrued expenses and other liabilities	(562)	12,919
Operating lease liabilities	(565)	(574)
Lease prepayments for lessor's owned leasehold improvements	(4,503)	(11,964)
Net cash (used in) provided by operating activities	(25,227)	10,479
Cash flows from investing activities
Purchases of property and equipment	(8,173)	(10,927)
Purchases of marketable securities	(332,103)	(105,438)
Maturities of marketable securities	184,000	68,000
Purchases of other investments	(5,693)	—
Net cash used in investing activities	(161,969)	(48,365)
Cash flows from financing activities
Proceeds from issuance of common stock in public offering, net of issuance costs of $11.9 million	174,394	—
Proceeds from issuance of common stock under employee stock purchase plan	8,422	5,558
Proceeds from exercise of stock options	610	732
Payment of taxes related to vested restricted stock units	(4,599)	(1,597)
Net cash provided by financing activities	178,827	4,693
Effect of foreign exchange rate on cash and cash equivalents	(855)	(266)
Net decrease in cash	(9,224)	(33,459)
Cash and cash equivalents beginning of period	92,752	114,617
Cash and cash equivalents end of period	$83,528	$81,158

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,085	$271
Cash paid for interest	$112	$113
Noncash investing and financing:
Lease liabilities arising from obtaining new right-of-use assets	$2,334	$28,648

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

2. Summary of Significant Accounting Policies

COVID-19

The global healthcare system continues to face an unprecedented challenge as a result of the novel coronavirus, or COVID-19, situation and its impact. COVID-19 may continue to have an adverse impact on significant aspects of the Company and the business, including the demand for products, business operations, and the ability to research and develop and bring to market new products and services. To the extent individuals and hospital systems de-prioritize, delay or cancel deferrable medical procedures as a result of COVID-19, staffing or resource issues, or otherwise, the Company’s business, cash flows, financial condition and results of operations may continue to be negatively affected.

The Company continues to focus its efforts on the health and safety of patients, healthcare providers and employees, while executing its mission of transforming lives of venous thromboembolism ("VTE") patients. However, the COVID-19 pandemic may continue to negatively impact the Company's 2022 performance.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the three and nine months ended September 30, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2022 and its consolidated results of operations and cash flows for the three and nine months ended September 30, 2022 and 2021. The financial data and the other financial information disclosed in the notes to the condensed consolidated financial statements related to the three and nine months ended September 30, 2022 and 2021 are also unaudited. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on February 23, 2022.

Principles of Consolidation

The condensed consolidated financial statements include the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements may include, but are not limited to, collectability of receivables, recoverability of long-lived assets, valuation of inventory, operating lease right-of-use ("ROU") assets and liabilities, other investments, fair value of stock options, recoverability of net deferred tax assets and related valuation allowance, and certain accruals. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. Actual results could differ materially from those estimates. Management periodically evaluates such estimates and assumptions, and they are adjusted prospectively based upon such periodic evaluation.

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

As of September 30, 2022 and December 31, 2021, the Company recorded $987,000 and $448,000, respectively, of unbilled receivables, which are included in accounts receivable, net, in the accompanying consolidated balance sheets.

Revenue for ClotTriever and FlowTriever products as a percentage of total revenue was derived as follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

ClotTriever	31%	30%	32%	33%
FlowTriever	69%	70%	68%	67%

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

Other Investments

In March 2022, the Company made investments in certain privately held companies, with no readily determinable fair value. The Company measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investments. The Company will monitor the information that becomes available from time to time and adjust the carrying values of these investments if there are identified events or changes in circumstances that have a significant adverse effect on the fair values. As of September 30, 2022, total other investments of $5.7 million was included in deposits and other assets on the condensed consolidated balance sheets with no impairment identified.

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Fair Value Measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Aggregate Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$21,283	$—	$—	$21,283
U.S. Treasury securities	3,979	—	—	3,979
Corporate debt securities and commercial paper	—	15,973	—	15,973
Total included in cash and cash equivalents	25,262	15,973	—	41,235
Investments:
U.S. Treasury securities	178,462	—	—	178,462
U.S. Government agencies	—	26,184	—	26,184
Corporate debt securities and commercial paper	—	31,059	—	31,059
Total included in short-term investments	178,462	57,243	—	235,705
Total assets	$203,724	$73,216	$—	$276,940

	December 31, 2021
	Level 1	Level 2	Level 3	Aggregate Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$48,595	$—	$—	$48,595
Total included in cash and cash equivalents	48,595	—	—	48,595
Investments:
U.S. Treasury securities	44,322	—	—	44,322
Corporate debt securities and commercial paper	—	39,026	—	39,026
Total included in short-term investments	44,322	39,026	—	83,348
U.S. Treasury securities included in long-term investments	3,983	—	—	3,983
Total assets	$96,900	$39,026	$—	$135,926

There were no transfers between Levels 1, 2 or 3 for the periods presented.

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

4. Cash Equivalents and Investments

The following is a summary of the Company’s cash equivalents and investments in debt securities as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$21,283	$—	$—	$21,283
U.S. Treasury securities	3,979	—	—	3,979
Corporate debt securities and commercial paper	15,936	37	—	15,973
Total included in cash and cash equivalents	41,198	37	—	41,235
Investments:
U.S. Treasury securities	178,353	363	(254)	178,462
U.S. Government agencies	26,139	45	—	26,184
Corporate debt securities and commercial paper	31,002	84	(27)	31,059
Total included in short-term investments	235,494	492	(281)	235,705
Total assets	$276,692	$529	$(281)	$276,940

	December 31, 2021
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$48,595	$—	$—	$48,595
Total included in cash and cash equivalents	48,595	—	—	48,595
Investments:
U.S. Treasury securities	44,349	—	(27)	44,322
Corporate debt securities and commercial paper	39,012	14	—	39,026
Total included in short-term investments	83,361	14	(27)	83,348
U.S. Treasury securities included in long-term investments	3,993	—	(10)	3,983
Total assets	$135,949	$14	$(37)	$135,926

5. Inventories, net

Inventories, net of reserves as of September 30, 2022 and December 31, 2021 totaling $626,000 and $285,000, respectively, consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$11,700	$5,763
Work-in-process	2,691	1,490
Finished goods	15,279	13,800
	$29,670	$21,053

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Property and Equipment, net

Property and equipment consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Manufacturing equipment	$12,146	$7,408
Leasehold improvements	4,932	4,712
Assets in progress	3,446	3,124
Furniture and fixtures	3,998	3,044
Computer hardware	4,592	2,864
Computer software	100	100
Total property and equipment, gross	29,214	21,252
Accumulated depreciation	(8,023)	(4,781)
Total property and equipment, net	$21,191	$16,471

Depreciation expense of $947,000 and $648,000 was included in SG&A expenses and $223,000 and $172,000 was included in cost of goods sold for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense of $2,774,000 and $1,633,000 was included in SG&A expenses and $656,000 and $475,000 was included in cost of goods sold for the nine months ended September 30, 2022 and 2021, respectively.

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

In March 2019, the Company executed a five-year lease for a facility in Irvine, California, where substantially all operations of the Company had been located from September 2019 to September 2021. This five-year lease was originally set to expire in September 2024 and contained two optional extension periods of five years each. Concurrent with the execution of a new ten-year lease in October 2020 (see below), the Company entered into a termination agreement (as amended) that released the Company from the obligations under the five-year lease effective July 2022 and contained options to extend the lease term for up to three periods of an additional 30 days each, which the Company has exercised as of September 30, 2022. In October 2022, the Company amended the lease agreement to cancel the termination agreement and update the lease termination date to September 2024.

In October 2020, the Company entered into a ten-year lease for a facility located in Irvine, California (the “Oak Canyon lease”) with two option extension periods of five years each, which the Company has determined that it is reasonably certain to exercise. The Oak Canyon lease requires the Company to make variable lease payments, which are not included in the lease liability due to the amounts not being fixed, for property taxes, insurance, maintenance, repair costs, and certain improvements deemed to be assets of the lessor. The Oak Canyon lease includes scheduled payment escalation clauses over the lease term. The Oak Canyon lease also requires the Company to maintain a letter of credit for the benefit of the landlord in the amount of $1.5 million, which is secured by the Company’s Credit Agreement. The Company has moved in and taken control of the facility and has determined the lease commencement date to be September 30, 2021. On the commencement date, the Company recorded approximately $42.2 million and $28.6 million of ROU asset and lease liability, respectively. The ROU asset includes approximately $13.5 million, net of $3.7 million tenant allowance, related to prepaid lease payments for the lessor’s owned leasehold improvements which were reclassified from assets in progress and deposits and other assets. The operating ROU asset also includes $7.3 million of additional prepaid lease payments for the lessor's owned leasehold improvements paid subsequent to the commencement date. As of September 30, 2022, the operating lease ROU asset and lease liability related to the Oak Canyon lease were $47.6 million and $28.4 million, respectively, with the remaining lease term of 226 months.

The Company's wholly owned subsidiary, Inari Medical Europe GmbH, entered into a five-year commercial lease agreement for office space located in Basel, Switzerland (the "Basel lease"). The lease commenced on July 1, 2022, with an option to extend for a period of five years, which the Company has determined that it is reasonably certain to exercise and is, therefore, included in the calculation of the ROU asset and lease liability. The lease payment is also indexed to the national consumer price index, which may be adjusted once per calendar year. The Basel lease also requires the Company to maintain a bank guarantee for the benefit of the landlord in the amount of approximately $0.2 million, which is secured by two letters of credit issued under the Company’s Credit Agreement. The Basel lease has a remaining lease term of 117 months as of September 30, 2022.

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2022, the weighted average incremental borrowing rate used to measure operating lease liabilities was 6.1%. Cash paid for amounts included in the measurement of operating lease liabilities was $705,000 and $186,000 for the three months ended September 30, 2022 and 2021 and $2,030,000 and $557,000 for the nine months ended September 30, 2022 and 2021, respectively.

Total lease cost for the three and nine months ended September 30, 2022, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Operating lease cost	$1,039	$331	$3,139	$702
Short-term lease cost	147	69	192	142
Variable lease cost	181	116	477	200
Total lease costs	$1,367	$516	$3,808	$1,044

Future minimum lease payments under operating leases liabilities as of September 30, 2022 are as follows (in thousands):

Year ending December 31:	Amount
Remainder of 2022	$609
2023	2,471
2024	2,550
2025	2,619
2026	2,693
Thereafter	41,478
Total lease payments	52,420
Less imputed interest	(21,455)
Total lease liabilities	30,965
Less: lease liabilities - current portion	(588)
Lease liabilities - noncurrent portion	$30,377

The following are future minimum lease payments for the lease amendment discussed above, which has not yet commenced and is not included in ROU assets and operating lease liabilities as of September 30, 2022 (in thousands):

Year ending December 31:	Amount
Remainder of 2022	$145
2023	758
2024	584
Total lease payments	$1,487

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

Sublicense Agreement

In August 2019, the Company entered into a sublicense agreement of intellectual property rights related to the tubular braiding for the non-surgical removal of clots and treatment of embolism and thrombosis in human vasculature other than carotid arteries, coronary vasculature and cerebral vasculature. Under the sublicense agreement, the Company is required to pay an ongoing quarterly administration fee, which amounted to $29,000 for the three months ended September 30, 2022 and 2021 and $87,000 for the nine months ended September 30, 2022 and 2021. Additionally, the Company is obligated to pay an ongoing royalty ranging from 1% to 1.5% of the net sales of products utilizing the licensed intellectual property, subject to a minimum royalty quarterly fee of $1,500. The Company recorded royalty expense to cost of goods sold of $1,500 and $201,000 for the three months ended September 30, 2022 and 2021, respectively, and $215,000 and $586,000 for the nine months ended September 30, 2022 and 2021, respectively.

Licensed Technology

In December 2021, the Company entered into an exclusive, perpetual, royalty free, technology license agreement (the “Licensed Technology”) for use in a particular research and development project that requires total payments of approximately $4.2 million payable in three installments due in 2022 and 2023. The Company accounted for the purchase as a research and development expense in December 2021 as it was determined to have no future alternative uses. As of September 30, 2022, the outstanding balance was approximately $1.2 million, which was included in accrued expenses and other current liabilities on the consolidated balance sheets.

8. Concentrations

The Company’s revenue is derived primarily from the sale of catheter-based therapeutic devices in the United States. For the three and nine months ended September 30, 2022 and 2021, there were no customers that accounted for more than 10% of the Company’s revenue. As of September 30, 2022 and December 31, 2021, there were no customers that accounted for more than 10% of the Company’s accounts receivable.

No vendor accounted for more than 10% of the Company’s purchases for the three and nine months ended September 30, 2022 and 2021. There were no vendors that accounted for more than 10% of the Company’s accounts payable as of September 30, 2022 and December 31, 2021.

9. Related Party

The Company utilizes MRI The Hoffman Group (“MRI”), a recruiting services company owned by the brother of the Chief Executive Officer and President and member of the board of directors of the Company. The Company paid for recruiting services provided by MRI amounting to $70,000 and $38,000 for the three months ended September 30, 2022 and 2021 and $262,000 and $301,000 for the nine months ended September 30, 2022 and 2021, respectively, which was included in operating expenses on the condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2022 and December 31, 2021, there was no balance payable to MRI.

10. Debt

Bank of America Credit Facility

In September 2020, the Company entered into a senior secured revolving credit facility with Bank of America (the “Credit Agreement”), as amended, under which the Company may borrow loans up to a maximum principal amount of $30 million. The amount available to borrow under the Credit Agreement is comprised of a) 85% of eligible accounts receivable, plus b) pledged cash (up to $10 million). There was no principal amount outstanding and no cash was pledged under the Credit Agreement as of September 30, 2022 and December 31, 2021, and the amount available to borrow under the Credit Agreement was approximately $28.0 million.

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

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Credit Agreement also includes a Letter of Credit subline facility (the “LC Facility”) of up to $5 million. The aggregate stated amount outstanding of letter of credits reduces the total borrowing base available under the Credit Agreement. The Company is required to pay the following fees under the LC Facility are as follows: (a) a fee equal to the applicable margin in effect for LIBOR loans (currently 2.25%) times the average daily stated amount of outstanding letter of credits; (b) a fronting fee equal to 0.125% per annum on the stated amount of each letter of credit outstanding. As of September 30, 2022 , the Company had four letters of credit in the aggregated amount of $2.0 million outstanding under the LC Facility. As of December 31, 2021, the Company had two letters of credit in the aggregated amount of $1.8 million outstanding under the LC Facility.

The Credit Agreement contains certain customary covenants and events of default. The Company was in compliance with its covenant requirements as of September 30, 2022. Obligations under the Credit Agreement are secured by substantially the Company’s assets, excluding intellectual property.

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

In March 2020, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”), which became effective in connection with the IPO. As a result, the Company may not grant any additional awards under the 2011 Plan. The 2011 Plan will continue to govern outstanding equity awards granted thereunder. The Company has initially reserved 3,468,048 shares of common stock for the issuance of a variety of awards under the 2020 Plan, including stock options, stock appreciation rights, awards of restricted stock and awards of restricted stock units. In addition, the number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2021, in an amount equal to 3% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As of September 30, 2022, there were 5,696,304 shares available for issuance under the 2020 Plan, including 1,509,404 additional shares reserved effective January 1, 2022.

2011 Equity Incentive Plan

Stock Options

A summary of stock option activities under the 2011 Plan for the nine months ended September 30, 2022 is as follows (intrinsic value in thousands):

	Number of Awards	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Outstanding, December 31, 2021	2,574,354	$1.43	$1.02	7.07	$231,286
Exercised	(718,297)	$0.85	$0.07		$54,856
Cancelled	(17,495)	$2.34	$1.41		$1,342
Outstanding, September 30, 2022	1,838,562	$1.64	$1.15	6.38	$130,529
Vested and exercisable at September 30, 2022	1,449,196	$1.32	$0.96	6.26	$103,352
Vested and expected to vest at September 30, 2022	1,826,633	$1.63	$1.14	6.38	$129,708

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

There was no activity related to RSUs under the 2011 Plan during the three and nine months ended September 30, 2022. As of September 30, 2022 and December 31, 2021, the outstanding balance of RSUs under 2011 Plan was 2,712,674 with a weighted average fair value at the time of grant of $0.17 per RSU.

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

RSU activities under the 2020 Plan is set forth below:

	Number of Awards	Weighted Average Fair Value
Outstanding, December 31, 2021	611,205	$88.34
Granted	602,831	73.94
Vested	(189,006)	84.52
Cancelled	(42,774)	84.77
Outstanding, September 30, 2022	982,256	$80.39

The total fair value of RSUs vested under both the 2011 Plan and 2020 Plan was $4.5 million and $11.4 million for the three months ended September 30, 2022 and 2021, and $15.3 million and $15.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Stock-based Compensation Expense

Total compensation cost for all share-based payment arrangements recognized, including $780,000 and $546,000 for the three months ended September 30, 2022 and 2021 and $2.5 million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively, related to the Employee Stock Purchase Plan, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$386	$218	$1,126	$597
Research and development	1,051	580	3,143	1,601
Selling, general and administrative	5,919	11,701	16,806	18,741
	$7,356	$12,499	$21,075	$20,939

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Total compensation costs as of September 30, 2022 related to all non-vested awards to be recognized in future periods was $67.0 million and is expected to be recognized over the remaining weighted average period of 2.9 years.

Employee Stock Purchase Plan

In May 2020, the Company adopted the 2020 Employee Stock Purchase Plan (“ESPP”), which became effective on the date the ESPP was adopted by the Company’s board of directors. Each offering to the employees to purchase stock under the ESPP will begin on each August 1 and February 1 and will end on the following January 31 and July 31, respectively. The first offering period began on August 1, 2020. On each purchase date, which falls on the last date of each offering period, ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. The occurrence and duration of offering periods under the ESPP are subject to the determinations of the Company’s Compensation Committee, in its sole discretion.

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2022	2021
Expected term (in years)	0.5	0.5
Expected volatility	56.09%	51.91%
Dividend yield	0.00%	0.00%
Risk free interest rate	0.48%	0.08%

As of September 30, 2022, a total of 218,564 shares of common stock, including 78,707 shares purchased in July 2022, have been purchased under the ESPP, and a total of 1,767,957 shares of common stock, including 503,135 additional shares effective January 1, 2022, are reserved for future purchases.

13. Income Taxes

The following table reflects the Company’s provision for income taxes for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Loss) income before income taxes	$(9,313)	$(2,743)	$(21,377)	$9,004
Provision for income taxes	840	61	2,092	271
Net (loss) income	$(10,153)	$(2,804)	$(23,469)	$8,733
Provision for income taxes as a percentage of (loss) income before income taxes	9.0%	2.2%	9.8%	3.0%

The effective tax rate for all periods is driven by pre-tax income/(loss), business credits, equity compensation, state taxes, and the change in valuation allowance. The Company's income tax provision for interim reporting periods has historically been calculated by applying an estimate of the annual effective income tax rate for the full year to "ordinary" income (loss) for the interim reporting period, which is calculated as pre-tax income (loss) excluding unusual and infrequently occurring discrete items. For the nine months ended September 30, 2022, we calculated the income tax provision using a discrete effective income tax rate method as if the interim year to date period was an annual period. We determined that since normal changes in estimated "ordinary" income (loss) would result in disproportionate changes in the estimated annual effective income tax rate, the Company's historical method of calculating its income tax provision for interim reporting periods would not provide a reliable estimate for the nine months ended September 30, 2022.

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

Valuation Allowance

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

ASC 740 requires that the tax benefit of net operating losses, or NOLs, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryback or carryforward periods. As of December 31, 2021, the Company maintained a full valuation allowance of $17.9 million against the Company's net deferred tax assets. As of September 30, 2022, the Company believes that the deferred tax assets are currently not considered more likely than not to be realized and, accordingly, has maintained a full valuation allowance against its deferred tax assets. The Company will continue to assess its position on the realizability of its deferred tax assets, until such time as sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Any release of the valuation allowance may result in a material benefit recognized in the quarter of release.

Uncertain Tax Positions

The Company has recorded uncertain tax positions related to its federal and California research and development credit carryforwards. No interest or penalties have been recorded related to the uncertain tax positions due to credit carryforwards that are available to offset the uncertain tax positions. It is not expected that there will be a significant change in the uncertain tax position in the next twelve months. The Company is subject to U.S. federal and state income tax as well as to income tax in various foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. As of the date of the financial statements, there are no income tax examinations in progress. The statute of limitations for tax years ended after December 31, 2016 and December 31, 2017 are open for state and federal tax purposes, respectively.

14. Retirement Plan

In December 2017, the Company adopted the Inari Medical, Inc. 401(k) Plan which allows eligible employees after one month of service to contribute pre-tax and Roth contributions to the plan, as allowed by law. The plan assets are held by Vanguard and the plan administrator is Ascensus Trust Company. Beginning in January 2021, the Company contributes a $1.00 match for every $1.00 contributed by a participating employee up to the greater of $3,000 or 4% of eligible compensation under the plan, with such Company's contributions becoming fully vested immediately. Matching contribution expense was $1.7 million and $0.8 million for the three months ended September 30, 2022 and 2021, and $6.2 million and $2.6 million for the nine months ended September 30, 2022 and 2021, respectively. The Company recorded an out-of-period adjustment in the second quarter of 2022 resulting in additional matching contribution expense of $0.8 million for the nine months ended September 30, 2022. The out-of-period adjustment was not considered material to the fiscal 2021 or fiscal 2022 annual consolidated financial statements.

Inari Medical, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

15. Net Income (Loss) Per Share

The components of net income per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income (in thousands)	$(10,153)	$(2,804)	$(23,469)	$8,733
Denominator:
Weighted average number of common shares outstanding - basic	53,491,625	50,001,996	52,552,662	49,664,037
Common stock equivalents from outstanding common stock options	—	—	—	2,927,569
Common stock equivalents from unvested RSUs	—	—	—	2,917,867
Common stock equivalents from ESPP	—	—	—	847
Common stock equivalents from restricted stock	—	—	—	741
Weighted average number of common shares outstanding - diluted	53,491,625	50,001,996	52,552,662	55,511,061
Net (loss) income per share:
Basic	$(0.19)	$(0.06)	$(0.45)	$0.18
Diluted	$(0.19)	$(0.06)	$(0.45)	$0.16

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2022 and the three months ended September 30, 2021 due to their anti-dilutive effect:

	Three and Nine Months Ended September 30, 2022	Three Months Ended September 30, 2021
Common stock options	1,838,562	2,732,986
RSUs	3,694,930	2,778,176
Restricted stock subject to future vesting	—	741
	5,533,492	5,511,903

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of September 30, 2022, we had cash, cash equivalents, and short-term investments of $319.2 million, no long-term debt outstanding and an accumulated deficit of $41.1 million.

For the three months ended September 30, 2022, the Company generated $96.2 million in revenues with a gross margin of 88.5% and net loss of $10.2 million, as compared to revenues of $72.9 million with a gross margin of 90.3% and net loss of $2.8 million for the three months ended September 30, 2021.

For the nine months ended September 30, 2022, the Company generated $275.7 million in revenues with a gross margin of 88.6% and net loss of $23.5 million, as compared to revenues of $193.8 million with a gross margin of 91.5% and net income of $8.7 million for the nine months ended September 30, 2021.

COVID-19

The global healthcare system continues to face an unprecedented challenge as a result of the COVID-19 situation and its impact. COVID-19 may continue to have an adverse impact on aspects of our business, including the demand for our products, operations, and ability to research and develop and bring new products and services to market.

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

The actual and perceived impact of COVID-19 is still evolving and cannot be predicted. As a result, we cannot assure you that our recent procedure volumes are indicative of future results or that we will not experience additional negative impacts associated with COVID-19 or staffing shortages, which could be significant. We continue to focus our efforts on the health and safety of patients, healthcare providers and employees, while executing our mission of transforming lives of patients. While the COVID-19 pandemic may continue to negatively impact our 2022 performance, we believe the long-term fundamentals remain strong and we will continue to effectively manage through these challenges.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

ClotTriever	31%	30%	32%	33%
FlowTriever	69%	70%	68%	67%

Critical Accounting Policies and Estimates

Other than the accounting policy changes discussed in "Note 2 - Summary of Significant Accounting Policies" to our condensed consolidated financial statements, which is included in "Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)", there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2022, as compared to the critical accounting policies disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022.

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table sets forth the components of our unaudited condensed consolidated statements of operations in dollars and as percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2022	%	2021	%	Change $
Revenue	$96,204	100.0%	$72,916	100.0%	$23,288
Cost of goods sold	11,064	11.5%	7,040	9.7%	4,024
Gross profit	85,140	88.5%	65,876	90.3%	19,264
Operating expenses:
Research and development	19,105	19.9%	12,499	17.1%	6,606
Selling, general and administrative	75,833	78.8%	56,104	76.9%	19,729
Total operating expenses	94,938	98.7%	68,603	94.0%	26,335
Income (loss) from operations	(9,798)	(10.2%)	(2,727)	(3.7%)	(7,071)
Other income (expense)
Interest income	618	0.6%	27	0.0%	591
Interest expense	(74)	(0.1%)	(73)	(0.1%)	(1)
Other income (expense)	(59)	(0.1%)	30	0.0%	(89)
Total other expenses, net	485	0.4%	(16)	(0.1%)	501
Income (loss) before income taxes	$(9,313)	(9.8%)	$(2,743)	(3.8%)	$(6,570)

Revenue. Revenue increased $23.3 million, or 31.9%, to $96.2 million during the three months ended September 30, 2022, compared to $72.9 million during the three months ended September 30, 2021. The increase in revenue was due primarily to an increase in the number of product offerings and the number of units sold as we expanded our sales territories, opened new accounts and achieved deeper penetration of our products into existing accounts.

Cost of Goods Sold. Cost of goods sold increased $4.0 million, or 57.2%, to $11.1 million during the three months ended September 30, 2022, compared to $7.0 million during the three months ended September 30, 2021. This increase was primarily due to the increase in the number of products sold and additional manufacturing overhead costs incurred as we invested significantly in our new facility and operational infrastructure to support our growth.

Gross Margin. Gross margin for the three months ended September 30, 2022 decreased to 88.5%, compared to 90.3% for the three months ended September 30, 2021, primarily due to the costs associated with the addition of new products to our FlowTriever per procedure pricing model.

Research and Development Expenses. R&D expenses increased $6.6 million, or 52.9%, to $19.1 million during the three months ended September 30, 2022, compared to $12.5 million during the three months ended September 30, 2021. The increase in R&D expenses was primarily due to increases of $5.1 million of personnel-related expenses, $0.9 million in materials and supplies, and $0.5 million of clinical and regulatory expenses, in support of our growth drivers to develop new products and build the clinical evidence base.

Selling, General and Administrative Expenses. SG&A expenses increased $19.7 million, or 35.2%, to $75.8 million during the three months ended September 30, 2022, compared to $56.1 million during the three months ended September 30, 2021. The increase in SG&A costs was primarily due to increases of $12.5 million in personnel-related expenses as a result of increased headcount across our organization and increased commissions due to higher revenue, $2.1 million in travel and related expenses, $1.5 million in marketing expenses, $1.5 million in professional fees, and $1.1 million in facility related expenses, particularly related to our new facility.

Interest Income. Interest income increased by $0.6 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase in interest income was primarily due to higher interest rate and higher average cash, cash equivalent and short-term investments balances during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Interest Expense. Interest expense was consistent with $74,000 during the three months ended September 30, 2022, compared to $73,000 during the three months ended September 30, 2021.

Other Income (Expense). Other expense of $59,000 for the three months ended September 30, 2022 consisted primarily of foreign currency transaction losses.

Comparison of the nine months ended September 30, 2022 and 2021

The following table sets forth the components of our unaudited condensed consolidated statements of operations in dollars and as percentage of revenue for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2022	%	2021	%	Change $
Revenue	$275,700	100.0%	$193,766	100.0%	$81,934
Cost of goods sold	31,378	11.4%	16,477	8.5%	14,901
Gross profit	244,322	88.6%	177,289	91.5%	67,033
Operating expenses:
Research and development	53,809	19.5%	32,292	16.7%	21,517
Selling, general and administrative	212,721	77.2%	135,899	70.1%	76,822
Total operating expenses	266,530	96.7%	168,191	86.8%	98,339
Income from operations	(22,208)	(8.1%)	9,098	4.7%	(31,306)
Other income (expense)
Interest income	882	0.3%	130	0.1%	752
Interest expense	(220)	(0.1%)	(220)	(0.1%)	—
Other income (expense)	169	0.1%	(4)	0.0%	173
Total other expenses, net	831	0.3%	(94)	0.0%	925
Income (loss) before income taxes	$(21,377)	(7.8%)	$9,004	4.7%	$(30,381)

Revenue. Revenue increased $81.9 million, or 42.3%, to $275.7 million during the nine months ended September 30, 2022, compared to $193.8 million during the nine months ended September 30, 2021. The increase in revenue was due primarily to an increase in the number of product offerings and the number of units sold as we expanded our sales territories, opened new accounts and achieved deeper penetration of our products into existing accounts.

Cost of Goods Sold. Cost of goods sold increased $14.9 million, or 90.4%, to $31.4 million during the nine months ended September 30, 2022, compared to $16.5 million during the nine months ended September 30, 2021. This increase was primarily due to the increase in the number of products sold and additional manufacturing overhead costs incurred as we invested significantly in our new facility and operational infrastructure to support our growth.

Gross Margin. Gross margin for the nine months ended September 30, 2022 decreased to 88.6%, compared to 91.5% for the nine months ended September 30, 2021, primarily due to the costs associated with the addition of new products to our FlowTriever per procedure pricing model.

Research and Development Expenses. R&D expenses increased $21.5 million, or 66.6%, to $53.8 million during the nine months ended September 30, 2022, compared to $32.3 million during the nine months ended September 30, 2021. The increase in R&D expenses was primarily due to increases of $15.0 million of personnel-related expenses, $3.7 million in materials and supplies, $1.2 million of clinical and regulatory expenses, and $0.9 million in software costs and depreciation expenses, in support of our growth drivers to develop new products and build the clinical evidence base.

Selling, General and Administrative Expenses. SG&A expenses increased $76.8 million, or 56.5%, to $212.7 million during the nine months ended September 30, 2022, compared to $135.9 million during the nine months ended September 30, 2021. The increase in SG&A costs was primarily due to increases of $51.3 million in personnel-related expenses as a result of increased headcount across our organization and increased commissions due to higher revenue, $6.9 million in travel and related expenses, $6.3 million in marketing expenses, $5.4 million in professional fees, $3.4 million in facility related expenses, particularly related to our new facility, and $2.3 million in software costs and depreciation expenses.

Interest Income. Interest income increased by $0.8 million or 578.5% to $0.9 million during the nine months ended September 30, 2022, compared to $0.1 million during the nine months ended September 30, 2021. The increase in interest income was primarily due to higher interest rate and higher average cash, cash equivalent and short-term investments balances during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Interest Expense. Interest expense was consistent with $220,000 during the nine months ended September 30, 2022 and the nine months ended September 30, 2021.

Other income (Expenses) Other income of $169,000 for the nine months ended September 30, 2022 consisted primarily of foreign currency transaction gains.

Liquidity and Capital Resources

To date, our primary sources of capital have been the net proceeds we received through private placements of preferred stock, debt financing agreements, the sale of common stock in our IPO and Follow-On Offering, and revenue from the sale of our products. On May 27, 2020, we completed our IPO and sold 9,432,949 shares of our common stock at $19.00 per share. Upon completion of our IPO, we received net proceeds of approximately $163.0 million, after deducting underwriting discounts and commissions and offering expenses. In March 2022, we completed a Follow-On Offering and sold 2,300,000 shares of our common stock at $81.00 per share, for net proceeds of approximately $174.4 million, after deducting underwriting discounts and commissions and offering expenses. In September 2020, we entered into a revolving Credit Agreement with Bank of America which provides for loans up to a maximum of $30.0 million. As of September 30, 2022, we had cash and cash equivalents of $83.5 million, short-term investments of $235.7 million and an accumulated deficit of $41.1 million. As of September 30, 2022, we had no principal outstanding under the Credit Agreement and the amount available to borrow was approximately $28.0 million.

Based on our current planned operations, we expect that our cash and cash equivalents, short-term investments and available borrowings, along with cash flow from operations, will be adequate us to fund our operating expenses for at least the next 12 months.

If our available cash balances and cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights or grant licenses on terms that are not favorable to us. Additional capital may not be available on reasonable terms, or at all.

Cash Flows

The following table summarizes our cash flows for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(25,227)	$10,479
Investing activities	(161,969)	(48,365)
Financing activities	178,827	4,693
Effect of foreign exchange rate on cash and cash equivalents	(855)	(266)
Net decrease in cash and cash equivalents	$(9,224)	$(33,459)

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $25.2 million, consisting primarily of net loss of $23.5 million and a decrease in net operating assets of $28.5 million, offset by non-cash charges of $26.8 million. The decrease in net operating assets was primarily due to decreases in accounts payable and accrued liabilities of $1.0 million due to timing of payments and growth of our operations, lease prepayments for lessor's owned leasehold improvements of $4.5 million and a decrease in operating lease liabilities of $0.6 million, coupled with increases in accounts receivable of $12.2 million, inventories of $8.7 million, and prepaid and other assets of $1.5 million. The non-cash charges primarily consisted of $21.1 million in stock-based compensation expense, $3.4 million in depreciation, and $1.8 million in amortization of the right-of-use assets.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $162.0 million, consisting of $332.1 million purchases of short-term investments, $5.7 million purchases of other investments, and $8.2 million purchases of property and equipment, offset by maturities of short-term investments of $184.0 million.

Net cash used in investing activities for the nine months ended September 30, 2021 was $48.4 million, consisting of $105.4 million purchases of marketable securities coupled with $10.9 million purchases of property and equipment, offset by maturities of short-term investments of $68.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2022 was $178.8 million, consisting of $174.4 million net proceeds from the issuance of common stock in the Follow-On Offering, net of issuance costs of $11.9 million, $8.4 million proceeds from the issuance of common stock under our employee stock purchase plan and $0.6 million of proceeds from exercise of stock options, offset by $4.6 million of tax payments related to vested RSUs.

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

Contractual Obligations and Commitments

There have been no material changes to our quantitative and qualitative disclosures about market risk from those disclosed in “Part II, Item 7. Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2022. Based on such evaluation, our Principal Executive Office and Principal Financial Officer concluded that, as of September 30, 2022, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, with the time period specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management.

Changes in internal control over financial reporting

During the three months ended September 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Inari Medical, Inc.

Date: November 2, 2022	By:	/s/ William Hoffman
William Hoffman
Chief Executive Officer and President (Principal Executive Officer)

Date: November 2, 2022	By:	/s/ Mitchell Hill
Mitchell Hill
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)