Form 10-Q
period 2023-03-31
Inari Medical, Inc.
filed 2023-05-03
CIK 1531048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2023, the registrant had 57,172,042 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our business model and strategic plans for our products, technologies and business, including our implementation thereof, the impact on our business, financial condition and results of operations from macroeconomic conditions, the timing of and our ability to obtain and maintain regulatory approvals, our commercialization, marketing and manufacturing capabilities and strategy, our expectations about the commercial success and market acceptance of our products, the sufficiency of our cash, cash equivalents and short-term investments, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.
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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).

INARI MEDICAL, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data and par value)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$56,562	$60,222
Short-term investments in debt securities	271,884	266,179
Accounts receivable, net	55,719	58,611
Inventories, net	36,499	32,581
Prepaid expenses and other current assets	4,942	5,312
Total current assets	425,606	422,905
Property and equipment, net	21,245	21,655
Operating lease right-of-use assets	50,599	50,703
Deposits and other assets	9,084	8,889
Total assets	$506,534	$504,152
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,352	$7,659
Payroll-related accruals	28,443	38,955
Accrued expenses and other current liabilities	11,018	8,249
Operating lease liabilities, current portion	1,527	1,311
Total current liabilities	48,340	56,174
Operating lease liabilities, noncurrent portion	31,458	30,976
Total liabilities	79,798	87,150
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 57,083,716 and 54,021,656 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	57	54
Additional paid in capital	475,754	462,949
Accumulated other comprehensive (loss) income	(7)	849
Accumulated deficit	(49,068)	(46,850)
Total stockholders' equity	426,736	417,002
Total liabilities and stockholders' equity	$506,534	$504,152
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INARI MEDICAL, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue	$116,167	$86,752
Cost of goods sold	13,741	9,967
Gross profit	102,426	76,785
Operating expenses
Research and development	22,064	16,135
Selling, general and administrative	85,700	63,732
Total operating expenses	107,764	79,867
Loss from operations	(5,338)	(3,082)
Other income (expense)
Interest income	4,145	50
Interest expense	(40)	(73)
Other income (expense)	39	(24)
Total other income (expense)	4,144	(47)
Loss before income taxes	(1,194)	(3,129)
Provision for income taxes	1,024	—
Net loss	$(2,218)	$(3,129)
Other comprehensive income (loss)
Foreign currency translation adjustments	9	(117)
Unrealized loss on available-for-sale debt securities	(865)	(248)
Total other comprehensive loss	(856)	(365)
Comprehensive loss	$(3,074)	$(3,494)
Net loss per share
Basic	$(0.04)	$(0.06)
Diluted	$(0.04)	$(0.06)
Weighted average common shares used to compute net loss per share
Basic	54,756,024	50,954,715
Diluted	54,756,024	50,954,715
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INARI MEDICAL, INC.
Condensed Consolidated Statements Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	54,021,656	$54	$462,949	$849	$(46,850)	$417,002
Options exercised for common stock	209,966	—	226	—	—	226
Shares issued under Employee Stock Purchase Plan	86,051	—	4,172	—	—	4,172
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	2,766,043	3	(1,932)	—	—	(1,929)
Share-based compensation expense	—	—	10,339	—	—	10,339
Other comprehensive loss	—	—	—	(856)	—	(856)
Net loss	—	—	—	—	(2,218)	(2,218)
Balance, March 31, 2023	57,083,716	$57	$475,754	$(7)	$(49,068)	$426,736
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INARI MEDICAL, INC.
Condensed Consolidated Statements Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	50,313,452	$50	$257,144	$(402)	$(17,583)	$239,209
Options exercised for common stock	322,882	1	344	—	—	345
Shares issued under Employee Stock Purchase Plan	54,808	—	3,427	—	—	3,427
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	31,763	—	(1,624)	—	—	(1,624)
Issuance of common stock in public offering, net of issuance costs of $11.9 million	2,300,000	2	174,392			174,394
Share-based compensation expense	—	—	6,555	—	—	6,555
Other comprehensive loss	—	—	—	(365)	—	(365)
Net loss	—	—	—	—	(3,129)	(3,129)
Balance, March 31, 2022	53,022,905	$53	$440,238	$(767)	$(20,712)	$418,812
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INARI MEDICAL, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(2,218)	$(3,129)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,348	1,063
Amortization of deferred financing costs	8	36
Amortization of right-of-use assets	1,625	604
Share-based compensation expense	10,339	6,555
Allowance for credit losses, net	91	79
Loss on disposal of fixed assets	26	—
Amortization of premium and discount on marketable securities	(3,810)	—
Changes in:
Accounts receivable	2,827	(2,695)
Inventories	(3,825)	(2,788)
Prepaid expenses, deposits and other assets	504	261
Accounts payable	(317)	(467)
Payroll-related accruals, accrued expenses and other liabilities	(7,787)	(6,247)
Operating lease liabilities	(366)	(2,097)
Lease prepayments for lessor's owned leasehold improvements	(458)	(275)
Net cash used in operating activities	(2,013)	(9,100)
Cash flows from investing activities
Purchases of property and equipment	(964)	(2,745)
Purchases of marketable securities	(122,054)	(112,073)
Maturities of marketable securities	119,300	47,000
Purchases of other investments	(325)	(5,693)
Net cash used in investing activities	(4,043)	(73,511)
Cash flows from financing activities
Proceeds from issuance of common stock in public offering, net of issuance costs of $11.9 million	—	174,394
Proceeds from issuance of common stock under employee stock purchase plan	4,172	3,427
Proceeds from exercise of stock options	226	345
Payment of taxes related to vested restricted stock units	(1,932)	(1,624)
Net cash provided by financing activities	2,466	176,542
Effect of foreign exchange rate on cash and cash equivalents	(70)	(127)
Net (decrease) increase in cash and cash equivalents	(3,660)	93,804
Cash and cash equivalents beginning of period	60,222	92,752
Cash and cash equivalents end of period	$56,562	$186,556

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$104	$89
Cash paid for interest	$32	$37
Noncash investing and financing:
Lease liabilities arising from obtaining new right-of-use assets	$1,030	$—
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The interim condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial position as of March 31, 2023 and its consolidated results of operations and cash flows for the three months ended March 31, 2023 and 2022. The financial data and the other financial information disclosed in the notes to the condensed consolidated financial statements related to the three months ended March 31, 2023 and 2022 are also unaudited. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on February 27, 2023.
Management Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements may include, but are not limited to, collectability of receivables, recoverability of long-lived assets, valuation of inventory, operating lease right-of-use (“ROU”) assets and liabilities, other investments, fair value of stock options, recoverability of net deferred tax assets and related valuation allowance, and certain accruals. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. Actual results could differ materially from those estimates. Management periodically evaluates such estimates and assumptions, and they are adjusted prospectively based upon such periodic evaluation.
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

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
As of March 31, 2023 and December 31, 2022, the Company recorded $876,000 and $1,218,000, respectively, of unbilled receivables, which are included in accounts receivable, net, in the accompanying condensed consolidated balance sheets.
The Company disaggregates revenue by product. Revenue for ClotTriever and other systems and FlowTriever system as a percentage of total revenue is as follow:

	Three Months Ended March 31,
	2023	2022
ClotTriever and other systems	34%	32%
FlowTriever system	66%	68%
Revenue from the Company's products by geographic area, based on the location where title transfers, is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$111,846	$85,054
International	4,321	1,698
Total revenue	$116,167	$86,752
The Company offers payment terms to its customers of less than three months and these terms do not include a significant financing component. The Company excludes taxes assessed by governmental authorities on revenue-producing transactions from the measurement of the transaction price.
The Company offers its standard warranty to all customers. The Company does not sell any warranties on a standalone basis. The Company’s warranty provides that its products are free of material defects and conform to specifications, and includes an offer to repair, replace or refund the purchase price of defective products. This assurance does not constitute a service and is not considered a separate performance obligation. The Company estimates warranty liabilities at the time of revenue recognition and records it as a charge to cost of goods sold. The warranty liability as of March 31, 2023 and December 31, 2022 were not significant. The warranty expense recognized during the three months ended March 31, 2023 and 2022 were $409,000 and $113,000, respectively.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Costs associated with product sales include commissions and are recorded in selling, general and administrative (“SG&A”) expenses. The Company applies the practical expedient and recognizes commissions as an expense when incurred because the amortization period is less than one year.
Equity Investments
The Company has strategic investments in certain privately held companies, with no readily determinable fair value. The Company measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investments. The Company will monitor the information that becomes available from time to time and adjust the carrying values of these investments if there are identified events or changes in circumstances that have a significant adverse effect on the fair values. As of March 31, 2023 and December 31, 2022, total other investments of $8.6 million and $8.3 million, respectively, were included in deposits and other assets on the condensed consolidated balance sheets with no impairment identified.
3. FAIR VALUE MEASUREMENTS

Investments in debt securities have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. As of March 31, 2023, all of the Company's investments in debt securities had maturities less than 12 months and were classified as short-term investments on the condensed consolidated balance sheets.
The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Aggregate Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$13,863	$—	$—	$13,863
Total included in cash and cash equivalents	13,863	—	—	13,863
Investments:
U.S. Treasury securities	166,730	—	—	166,730
U.S. Government agencies	—	57,624	—	57,624
Corporate debt securities and commercial paper	—	47,530	—	47,530
Total included in short-term investments	166,730	105,154	—	271,884
Total assets	$180,593	$105,154	$—	$285,747

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2022
	Level 1	Level 2	Level 3	Aggregate Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$20,329	$—	$—	$20,329
Total included in cash and cash equivalents	20,329	—	—	20,329
Investments:
U.S. Treasury securities	172,088	—	—	172,088
U.S. Government agencies	—	47,131	—	47,131
Corporate debt securities and commercial paper	—	46,960	—	46,960
Total included in short-term investments	172,088	94,091	—	266,179
Total assets	$192,417	$94,091	$—	$286,508
There were no transfers between Levels 1, 2 or 3 for the periods presented.
4. CASH EQUIVALENTS AND INVESTMENTS

The following is a summary of the Company’s cash equivalents and investments in debt securities as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$13,863	$—	$—	$13,863
Total included in cash and cash equivalents	13,863	—	—	13,863
Investments:
U.S. Treasury securities	166,564	180	(14)	166,730
U.S. Government agencies	57,552	87	(15)	57,624
Corporate debt securities and commercial paper	47,502	41	(13)	47,530
Total included in short-term investments	271,618	308	(42)	271,884
Total assets	$285,481	$308	$(42)	$285,747

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2022
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$20,329	$—	$—	$20,329
Total included in cash and cash equivalents	20,329	—	—	20,329
Investments:
U.S. Treasury securities	171,006	1,120	(38)	172,088
U.S. Government agencies	46,777	354	—	47,131
Corporate debt securities and commercial paper	46,576	397	(13)	46,960
Total included in short-term investments	264,359	1,871	(51)	266,179
Total assets	$284,688	$1,871	$(51)	$286,508
The Company regularly reviews the changes to the rating of its debt securities and reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of March 31, 2023, the risk of expected credit losses was not significant.
5. INVENTORIES, NET

Inventories, net of reserves, consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$14,139	$13,943
Work-in-process	4,062	3,396
Finished goods	18,298	15,242
Total inventories, net	$36,499	$32,581
6. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Manufacturing equipment	$14,365	$13,585
Computer hardware	5,233	5,123
Leasehold improvements	5,210	5,040
Furniture and fixtures	4,124	4,119
Assets in progress	2,366	2,516
Computer software	100	100
Total property and equipment, gross	31,398	30,483
Accumulated depreciation	(10,153)	(8,828)
Total property and equipment, net	$21,245	$21,655
Depreciation expense of $1,094,000 and $857,000 was included in operating expenses and $254,000 and $206,000 was included in cost of goods sold for the three months ended March 31, 2023 and 2022, respectively.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
7. COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company has operating leases for facilities and certain equipment. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term. For lease agreements, other than long-term real estate leases, the Company combines lease and non-lease components. The operating leases for facilities expire at various dates through July 2041 and some contain renewal options, the longest of which is for five years. The right-of-use asset and lease liability includes renewal options if the Company is reasonably certain to exercise such renewal options.
As of March 31, 2023, the aggregate operating lease ROU assets and lease liabilities were $50.6 million and $33.0 million, respectively, with the weighted average remaining lease term of 18.9 years. As of December 31, 2022, the aggregate operating lease ROU asset and lease liabilities were $50.7 million and $32.3 million, respectively, with the weighted average remaining lease term of 17.1 years.
As of March 31, 2023, the weighted average incremental borrowing rate used to measure operating lease liabilities was 6.05%. Cash paid for amounts included in the measurement of operating lease liabilities was $846,000 and $714,000 for the three months ended March 31, 2023 and 2022, respectively.
Total lease costs are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$1,180	$1,043
Short-term lease cost	22	15
Variable lease cost	166	139
Total lease costs	$1,368	$1,197
Future minimum lease payments under operating leases liabilities as of March 31, 2023 are as follows (in thousands):

Year ending December 31:	Amount
Remainder of 2023	$2,602
2024	3,558
2025	3,044
2026	2,923
2027	2,989
Thereafter	38,553
Total lease payments	53,669
Less imputed interest	(20,684)
Total lease liabilities	32,985
Less: lease liabilities - current portion	(1,527)
Lease liabilities - noncurrent portion	$31,458
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

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Licensed Technology
In December 2021, the Company entered into an exclusive, perpetual, royalty free, technology license agreement for use in a particular research and development project that requires total payments of approximately $4.2 million payable in three installments due in 2022 and 2023. The Company accounted for the purchase as a research and development expense as it was determined to have no future alternative uses. As of March 31, 2023 and December 31, 2022, the outstanding balance was approximately $1.4 million and $1.3 million, respectively, which was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Sublicense Agreement
In August 2019, the Company entered into a sublicense agreement with Inceptus Medical LLC (“Inceptus”), pursuant to which Inceptus granted to the Company a non-transferable, worldwide, exclusive sublicense to its licensed intellectual property rights related to the tubular braiding for the non-surgical removal of clots and treatment of embolism and thrombosis in human vasculature other than carotid arteries, coronary vasculature and cerebral vasculature.
Under the sublicense agreement, the Company is required to pay an ongoing quarterly administration fee, which amounted to $29,000 for the three months ended March 31, 2023 and 2022. Additionally, the Company is obligated to pay an ongoing royalty ranging from 1% to 1.50% of the net sales of products utilizing the licensed intellectual property, subject to a minimum royalty quarterly fee of $1,500. The Company recorded royalty expense to cost of goods sold of $1,500 and $212,000 for the three months ended March 31, 2023 and 2022, respectively.
Self-Insured Health Plan

As of January 1, 2023, the Company implemented a self-insurance program to cover employees and their dependent health benefits, including medical, dental and vision. As part of the program, the Company also has stop-loss coverage from a third party which limits the exposure to large claims. The Company records a liability associated with these benefits that includes an estimate of both claims filed and losses incurred but not yet reported based on historical claims experience. In estimating this accrual, the Company utilizes an independent third-party broker to estimate a range of expected losses, which are based on analyses of historical data. The assumptions are closely monitored and adjusted when necessary by changing circumstances. If the liability generated from incurred claims exceeds the expense recorded, the Company may record an additional expense. As of March 31, 2023, the Company's self-insurance liability, inclusive of administrative fees, was $1.5 million, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
8. CONCENTRATIONS

The Company’s revenue is derived primarily from the sale of catheter-based therapeutic devices in the United States. For the three months ended March 31, 2023 and 2022, there were no customers which accounted for more than 10% of the Company’s revenue. As of March 31, 2023 and December 31, 2022, there were no customers that accounted for more than 10% of the Company’s accounts receivable.
No vendor accounted for more than 10% of the Company’s purchases for the three months ended March 31, 2023 and 2022. There was one vendor that accounted for 10.7% of the Company's accounts payable as of March 31, 2023. There were no vendors that accounted for more than 10% of the Company’s accounts payable as of December 31, 2022.
In early 2023, a few U.S. banks were closed and the regulators appointed the Federal Deposit Insurance Corporation (“FDIC”) to act as receiver, which created significant market disruption and uncertainty with respect to the financial condition of the banking institutions in the U.S. While we do not have any direct exposure to these banks, we do maintain our cash and cash equivalents at multiple financial institutions, which exceed the current FDIC insurance limits. We will continue to monitor our cash and cash equivalents and take steps to identify any potential impact on our business.
9. RELATED PARTY

The Company utilizes MRI The Hoffman Group (“MRI”), a recruiting services company owned by the brother of the former Chief Executive Officer and President and current member of the board of directors of the Company. The Company paid for recruiting services provided by MRI amounting to $30,000 and $74,000 for the three months ended March 31, 2023 and 2022, respectively, which was included in SG&A expenses on the condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2023 and December 31, 2022, there was no balance payable to MRI.
10. CREDIT FACILITY

Bank of America Credit Facility
On December 16, 2022, the Company amended its senior secured revolving credit facility with Bank of America (the “Amended Credit Agreement”) under which the Company may borrow loans up to a maximum principal amount of $40.0 million and increases the optional accordion to $120.0 million. The Amended Credit Agreement matures on December 16, 2027. The amount available to borrow under the Amended Credit Agreement as of March 31, 2023 is approximately $38.0 million, comprised of: a) 90% of eligible accounts receivable, plus b) pledged cash (up to $10 million).
Advances under the Amended Credit Agreement will bear interest at a base rate per annum (the “Base Rate”) plus an applicable margin (the “Margin”). The Base Rate equals the greater of (i) the Prime Rate, (ii) the Federal funds rate plus 0.50%, or (iii) the Bloomberg Short-Term Bank Yield Index ("BSBY") rate based upon an interest period of one month plus 1.00%. The Margin ranges from 0.50% to 1.00% in the case of BSBY Rate loans depending on average daily availability, in each case with a floor of 0%. As a condition to entering into the Amended Credit Agreement, the Company was obligated to pay a nonrefundable fee of $10,000. The Company is also required to pay an unused line fee at an annual rate of 0.25% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Amended Credit Agreement.
The Amended Credit Agreement also includes a Letter of Credit subline facility (the “LC Facility”) of up to $5.0 million. In February 2023, the Company amended the LC Facility to increase the limit to up to $10.0 million. The aggregate stated amount outstanding of letter of credits reduces the total borrowing base available under the Amended Credit Agreement. The Company is required to pay the following fees under the LC Facility are as follows: (a) a fee equal to the applicable margin in effect for BSBY loans (currently 2.25%) times the average daily stated amount of outstanding letter of credits; (b) a fronting fee equal to 0.125% per annum on the stated

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
amount of each letter of credit outstanding. As of March 31, 2023, the Company had three letters of credit in the aggregated amount of $2.0 million outstanding under the LC Facility.
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
As of March 31, 2023, there was no principal amount outstanding and no cash was pledged under the Amended Credit Agreement, and the Company was in compliance with its covenant requirement. Obligations under the Credit Agreement are secured by substantially all of the Company’s assets, excluding intellectual property.
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
In March 2020, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”), which became effective in connection with the IPO. As a result, the Company may not grant any additional awards under the 2011 Plan. The 2011 Plan will continue to govern outstanding equity awards granted thereunder. In addition, the number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2021, in an amount equal to 3% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As of March 31, 2023, there were 6,523,422 shares available for issuance under the 2020 Plan, including 1,620,650 additional shares reserved effective January 1, 2023.
2011 Equity Incentive Plan
Restricted Stock Units
In March 2019, the Company granted, under the 2011 Plan, restricted stock unit awards (“RSUs”) to certain employees that vest only upon the satisfaction of both a time-based service condition and a performance-based condition that was satisfied on the effective date of the IPO of the Company’s common stock. The RSUs were subject to four-year cliff vesting and vested in full in March 2023. The vesting was also subject to a market-based condition related to the value of the Company’s common stock as of the vesting date. As a result of exceeding the value of the Company's common stock as set forth in the grant agreement, the maximum amount of RSUs were earned and vested.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
RSU activities under the 2011 Plan is set forth below:

	Number of Awards	Weighted Average Fair Value
Outstanding, December 31, 2022	2,712,674	$0.17
Vested	(2,712,674)	(a)
Outstanding, March 31, 2023	—	$—
_____________
(a) The vested RSUs will be distributed to the employees in installments. The first installment was distributed in the quarter ended March 31, 2023 with a weighted average fair value of $64.34. The remaining shares will be distributed within the quarters ended June 30, 2023, September 30, 2023, and December 31, 2023.
The total fair value of RSUs vested under the 2011 Plan was $170.6 million and nil for the three months ended March 31, 2023 and 2022, respectively.
Stock Options
A summary of stock option activities under the 2011 Plan for the three months ended March 31, 2023 is as follows (intrinsic value in thousands):

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Outstanding, December 31, 2022	1,456,328	$1.93	6.20	$89,749
Exercised	(209,966)	$1.11		$12,688
Cancelled	(938)	$3.27
Outstanding, March 31, 2023	1,245,424	$2.07	6.00	$74,313
Vested and exercisable at March 31, 2023	1,114,127	$1.77	5.90	$66,811
Vested and expected to vest at March 31, 2023	1,242,625	$2.06	6.00	$74,155
The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.
2020 Incentive Award Plan
Restricted Stock Units
RSUs are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s employment terminates prior to the release of the vesting restrictions. The RSUs generally vest either over a four-year period with straight-line vesting in equal amounts on a quarterly basis or a 25% one-year cliff vesting with remaining RSUs vest over a three-year period in equal amounts on a quarterly basis, provided the employee remains continuously employed with the Company. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
RSU activities under the 2020 Plan is set forth below:

	Number of Awards	Weighted Average Fair Value
Outstanding, December 31, 2022	999,215	$79.16
Granted	593,855	57.35
Vested	(82,511)	83.11
Cancelled	(13,217)	82.55
Outstanding, March 31, 2023	1,497,342	$70.26
The total fair value of RSUs vested under the 2020 Plan was $5.2 million and $4.5 million for the three months ended March 31, 2023 and 2022, respectively.
Stock options
During the three months ended March 31, 2023, the Company granted non-qualified stock options to certain employees with vesting over a four-year period on a quarterly basis. The fair value of the stock options was calculated using the Black-Scholes option pricing model, which requires valuation assumptions of expected term, expected volatility, risk-free interest rate, and expected dividend yield. For the purposes of the valuation model, the Company used the simplified method for determining the expected term of the granted options. The simplified method was used since the Company does not have adequate historical data to utilize in calculating the expected term of options. The fair value for options granted was calculated using the following weighted average assumptions:

Three Months Ended March 31, 2023
Expected term (in years)	4.56
Expected volatility	50.35%
Dividend yield	0.00%
Risk free interest rate	4.05%
Weighted-average fair value of options granted	$25.98 per share
A summary of stock option activities under the 2020 Plan for the three months ended March 31, 2023 is as follows (intrinsic value in thousands):

	Number of Awards	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Outstanding, December 31, 2022	—	$—	$—		$—
Granted	181,870	$56.00	$25.98	—	$—
Outstanding, March 31, 2023	181,870	$56.00	$25.98	6.90	$1,044
Vested and exercisable at March 31, 2023	—	$—	$—	—	$—
Vested and expected to vest at March 31, 2023	163,812	$56.00	$25.98	6.90	$940

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2023	2022
Expected term (in years)	0.5	0.5
Expected volatility	49.89%	56.09%
Dividend yield	0.00%	0.00%
Risk free interest rate	4.79%	0.48%
As of March 31, 2023, a total of 304,615 shares of common stock, including 86,051 shares purchased in January 2023, have been purchased under the ESPP, and a total of 2,222,123 shares of common stock, including 540,217 additional shares effective January 1, 2023, are reserved for future purchases.
Stock-based Compensation Expense
Total compensation cost for all share-based payment arrangements recognized, including $1.0 million and $0.8 million of stock-based compensation expense related to the ESPP for the three months ended March 31, 2023 and 2022, respectively, was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of goods sold	$525	$364
Research and development	1,590	978
Selling, general and administrative	8,224	5,213
	$10,339	$6,555
Total compensation costs as of March 31, 2023 related to all non-vested awards to be recognized in future periods was $91.2 million and is expected to be recognized over the remaining weighted average period of 3.0 years.
13. INCOME TAXES

The following table reflects the Company’s provision for income taxes for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Loss before income taxes	$(1,194)	$(3,129)
Provision for income taxes	1,024	—
Net loss	$(2,218)	$(3,129)
Provision for income taxes as a percentage of loss before income taxes	(85.8%)	—%

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The effective tax rate for all periods is driven by pre-tax income/(loss), business credits, equity compensation, state taxes, and the change in valuation allowance. The Company's income tax provision for interim reporting periods has historically been calculated by applying an estimate of the annual effective income tax rate for the full year to “ordinary” income (loss) for the interim reporting period, which is calculated as pre-tax income (loss) excluding unusual and infrequently occurring discrete items. For the three months ended March 31, 2023, we calculated the income tax provision using a discrete effective income tax rate method as if the interim year to date period was an annual period. We determined that since normal changes in estimated “ordinary” income (loss) would result in disproportionate changes in the estimated annual effective income tax rate, the Company's historical method of calculating its income tax provision for interim reporting periods would not provide a reliable estimate for the three months ended March 31, 2023.
For tax years beginning after December 31, 2021, certain research and development costs are required to be capitalized and amortized over a five year period under the Tax Cuts and Jobs Act, which was signed into law December 22, 2017. The Company has reviewed and incorporated this change, which will impact the expected U.S. federal and state tax expense and cash taxes to be paid for the tax year ending December 31, 2023.
Valuation Allowance
ASC 740 requires that the tax benefit of net operating losses, or NOLs, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryback or carryforward periods. As of December 31, 2022, the Company maintained a full valuation allowance of $30.3 million against the Company's net deferred tax assets. As of March 31, 2023, the Company believes that the deferred tax assets are currently not considered more likely than not to be realized and, accordingly, has maintained a full valuation allowance against its deferred tax assets. The Company will continue to assess its position on the realizability of its deferred tax assets, until such time as sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Any release of the valuation allowance may result in a material benefit recognized in the quarter of release.
Uncertain Tax Positions
The Company has recorded uncertain tax positions related to its federal and California research and development credit carryforwards. No interest or penalties have been recorded related to the uncertain tax positions due to credit carryforwards that are available to offset the uncertain tax positions. It is not expected that there will be a significant change in the uncertain tax position in the next twelve months. The Company is subject to U.S. federal and state income tax as well as to income tax in various foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. As of the date of the financial statements, there are no income tax examinations in progress. The statute of limitations for tax years ended after December 31, 2019, December 31, 2018, and December 31, 2017 are open for federal and state, and foreign tax purposes, respectively.
14. RETIREMENT PLAN

In December 2017, the Company adopted the Inari Medical, Inc. 401(k) Plan which allows eligible employees after one month of service to contribute pre-tax and Roth contributions to the plan, as allowed by law. The plan assets are held by Vanguard and the plan administrator is Ascensus Trust Company. Beginning in January 2021, the Company contributes a $1.00 match for every $1.00 contributed by a participating employee up to the greater of $3,000 or 4% of eligible compensation under the plan, with such Company's contributions becoming fully vested immediately. Matching contribution expense was $2.7 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
15. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net income (loss) per share calculation, shares from common stock options, RSUs and ESPP are potentially dilutive securities. For the periods the Company is in a net loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive common shares would have been anti-dilutive.
The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the three months ended March 31, 2023 and 2022 due to their anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Common stock options	1,427,294	2,241,630
RSUs	1,497,342	3,649,255
Restricted stock subject to future vesting	—	10,404
	2,924,636	5,901,289

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Please also see the section titled “Cautionary Note Regarding Forward-Looking Statements.”
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
Our solutions (“products”) primarily consist of our ClotTriever and FlowTriever systems, which are minimally invasive, novel, catheter-based mechanical thrombectomy systems that are purpose-built for the specific characteristic of the venous system and the treatment of the two distinct manifestations of venous thromboembolism, or VTE - deep vein thrombosis, or DVT, and pulmonary embolism, or PE. Our ClotTriever system is FDA-cleared for the treatment of DVT, and our FlowTriever system is the first thrombectomy system FDA-cleared for the treatment of PE and is also FDA-cleared for clot in transit in the right atrium. Our solutions also consist of our InThrill system, which is FDA-cleared for the removal of thrombus from the peripheral vasculature and designed for smaller vessels, and our ProTrieve sheath, which is FDA-cleared for removal of thrombus from the peripheral vasculature through aspiration.
In March 2022, we completed an underwritten public offering, or the Follow-On Offering, of 2,300,000 shares of common stock, at a price of $81.00 per share. We received net proceeds of approximately $174.4 million, after deducting underwriters’ discounts and commissions and offering costs.
As of March 31, 2023, we had cash, cash equivalents, and short-term investments of $328.4 million, no long-term debt outstanding and an accumulated deficit of $49.1 million.
For the three months ended March 31, 2023, the Company generated $116.2 million in revenues with a gross margin of 88.2% and net loss of $2.2 million, as compared to revenues of $86.8 million with a gross margin of 88.5% and net loss of $3.1 million for the three months ended March 31, 2022.
Revenue
We derived substantially all our revenue from the sale of our ClotTriever and FlowTriever systems directly to hospitals primarily located in the United States. Our customers typically purchase our products through an initial stocking order, and then reorder replenishment inventory as procedures are performed. No single customer accounted for 10% or more of our revenue during the three months ended March 31, 2023 and 2022. We expect our revenue to increase in absolute dollars as we expand our offerings, grow sales organization and sales territories, add customers, expand the base of physicians that are trained to use our products, expand awareness of our products with new and existing customers and as physicians perform more procedures using our products.

Revenue from ClotTriever and other systems and FlowTriever system as a percentage of total revenue is as follows:

	Three Months Ended March 31,
	2023	2022
ClotTriever and other systems	34%	32%
FlowTriever system	66%	68%
RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2023 and 2022
The following table sets forth the components of our unaudited condensed consolidated statements of operations in dollars and as percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,				Change $
	2023	%	2022	%
Revenue	$116,167	100.0%	$86,752	100.0%	$29,415
Cost of goods sold	13,741	11.8%	9,967	11.5%	3,774
Gross profit	102,426	88.2%	76,785	88.5%	25,641
Operating expenses
Research and development	22,064	19.0%	16,135	18.6%	5,929
Selling, general and administrative	85,700	73.8%	63,732	73.5%	21,968
Total operating expenses	107,764	92.8%	79,867	92.1%	27,897
Loss from operations	(5,338)	(4.6)%	(3,082)	(3.6)%	(2,256)
Other income (expense)
Interest income	4,145	3.6%	50	0.1%	4,095
Interest expense	(40)	—%	(73)	(0.1)%	33
Other income (expense)	39	—%	(24)	—%	63
Total other income (expense)	4,144	3.6%	(47)	(0.1)%	4,191
Loss before income taxes	(1,194)	(1.0)%	(3,129)	(3.6)%	1,935
Provision for income taxes	1,024	0.9%	—	—%	1,024
Net loss	$(2,218)	(1.9)%	$(3,129)	(3.6)%	$911
Revenue. Revenue increased $29.4 million or 33.9%, to $116.2 million during the three months ended March 31, 2023, compared to $86.8 million during the three months ended March 31, 2022. The increase in revenue was due primarily to an increase in the number of products sold as we expanded our sales territories, opened new accounts and achieved deeper penetration of our products into existing accounts, and introduced new products.
Cost of Goods Sold. Cost of goods sold increased $3.8 million, or 37.9%, to $13.7 million during the three months ended March 31, 2023, compared to $10.0 million during the three months ended March 31, 2022. This increase was primarily due to the increase in the number of products sold and additional manufacturing overhead costs to support anticipated future growth.
Gross Margin. Gross margin for the three months ended March 31, 2023 decreased slightly to 88.2%, compared to 88.5% for the three months ended March 31, 2022, primarily due to the increase in costs associated with the addition of new components offered under our FlowTriever system price partially offset by manufacturing efficiencies.

Research and Development Expenses (“R&D”). R&D expenses increased $5.9 million, or 36.7%, to $22.1 million during the three months ended March 31, 2023, compared to $16.1 million during the three months ended March 31, 2022. The increase in R&D expenses was primarily due to increases of $3.9 million of personnel-related expenses, $1.3 million of material and supplies related expenses, $0.7 million of clinical and regulatory expenses, and $0.2 million in software costs and depreciation expenses, in support of our growth drivers to develop new products and build the clinical evidence base, partially offset by a decrease of $0.4 million of expenses related to professional fees.
Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $22.0 million, or 34.5%, to $85.7 million during the three months ended March 31, 2023, compared to $63.7 million during the three months ended March 31, 2022. The increase in SG&A costs was primarily due to increases of $19.0 million in personnel-related expenses as a result of increased headcount and increased commissions due to higher revenue, $1.5 million in travel and related expenses, $0.4 million in sales and marketing related expenses, $0.4 million of material and supplies related expenses, and $0.3 million of expenses related to professional fees, partially offset by $0.3 million of insurance related expenses.
Interest Income. Interest income increased by $4.1 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase in interest income was primarily due to an increase in the average balance of our short-term investments as well as increased interest rates during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Interest Expense. Interest expense decreased to $40,000 during the three months ended March 31, 2023, compared to $73,000 during the three months ended March 31, 2022.
Other Income (Expense). Other income of $39,000 for the three months ended March 31, 2023 consisted primarily of foreign currency transaction gains. Other expense of $24,000 for the three months ended March 31, 2022 consisted primarily of foreign currency transaction losses.
Income Taxes. Income taxes increased to $1.0 million for the three months ended March 31, 2023. The increase in the income taxes primarily relates to an increase in the current year U.S. federal and state income taxes due to the use of calculating the interim tax expense on a discrete basis for the three months ended March 31, 2023.
LIQUIDITY AND CAPITAL RESOURCES
To date, our primary sources of capital have been the net proceeds we received through private placements of preferred stock, debt financing agreements, the sale of common stock in our IPO completed on May 27, 2020 and follow-on offering completed in March 2022, and revenue from the sale of our products. As of March 31, 2023, we had cash and cash equivalents of $56.6 million and short-term investments in debt securities of $271.9 million. We maintain cash and cash equivalents with financial institutions in excess of insured limits.
In December 2022, we amended our revolving Credit Agreement with Bank of America which provides for loans up to a maximum of $40.0 million and increases the optional accordion to $120.0 million. As of March 31, 2023, we had no principal outstanding under the Amended Credit Agreement and the amount available to borrow was approximately $38.0 million. The Amended Credit Agreement also includes a Letter of Credit subline facility (“LC Facility”) of up to $5.0 million. In February 2023, we amended the LC Facility to increase the limit to up to $10.0 million. The aggregate stated amount outstanding of letter of credits reduces the total borrowing base available under the Amended Credit Agreement and is subject to certain fees. As of March 31, 2023, we had 3 letters of credit in the aggregated amount of $2.0 million outstanding under the LC Facility. For additional information about the Amended Credit Agreement, see note 10. Credit Facility.
Our other short-term and long-term material cash requirements, from known contractual obligations as of March 31, 2023, include operating lease liabilities, uncertain tax positions and royalty obligations from license and sublicense agreements, as discussed in the Condensed Consolidated Financial Statements section of this report.

Based on our current planned operations, we anticipate that our cash and cash equivalents, short-term investments and available borrowings under our Amended Credit Agreement will be sufficient to fund our operating expenses for at least the next 12 months. Our primary short-term needs for capital for our current planned operations, which are subject to change, include:
•support of commercialization efforts to expand our sales force along with expanding into new markets, and developing products to enhance performance and address unmet market needs;
•the continued advancement of research and development including clinical study activities; and
•potential expansion needs of our facilities.
If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products or grant licenses on terms that are not favorable to us. Additional capital may not be available on reasonable terms, or at all. In addition, market conditions impacting financial institutions could impact our ability to access some or all of our cash and cash equivalents, and we may be unable to obtain alternative funding when and as needed on acceptable terms, if at all.
CASH FLOWS
The following table summarizes our cash flows for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(2,013)	$(9,100)
Investing activities	(4,043)	(73,511)
Financing activities	2,466	176,542
Effect of foreign exchange rate on cash and cash equivalents	(70)	(127)
Net (decrease) increase in cash and cash equivalents	$(3,660)	$93,804
Net cash used in operating activities
Net cash used in operating activities for the three months ended March 31, 2023 was $2.0 million, consisting primarily of net loss of $2.2 million and a decrease in net operating assets of $9.4 million, offset by non-cash charges of $9.6 million. The decrease in net operating assets was primarily due to decreases in accrued liabilities and accounts payable of $7.8 million and $0.3 million, respectively, due to the timing of payments and growth of our operations, a decrease in lease prepayments for lessor's owned leasehold improvements of $0.5 million and a decrease in operating lease liabilities of $0.4 million, coupled with an increase in inventories of $3.8 million, offset by decreases in accounts receivable of $2.8 million and prepaid and other assets of $0.5 million. The non-cash charges primarily consisted of stock-based compensation expense of $10.3 million, amortization of the right-of-use assets of $1.6 million and depreciation of $1.3 million, partially offset by amortization of premium and discount on marketable securities of $3.8 million.
Net cash used in operating activities for the three months ended March 31, 2022 was $9.1 million, consisting primarily of net loss of $3.1 million and a decrease in net operating assets of $14.3 million, offset by non-cash charges of $8.3 million. The decrease in net operating assets was primarily due to decreases in accounts payable and accrued liabilities of $6.7 million due to the timing of payments and growth of our operations, lease prepayments for lessor's owned leasehold improvements of $2.1 million and a decrease in operating lease liabilities of $0.3 million, coupled with increases in inventories of $2.8 million and accounts receivable of $2.7 million, offset by a decrease in prepaid and other assets of $0.3 million. The non-cash charges primarily consisted of $6.6 million in stock-based compensation expense, $1.1 million in depreciation, and $0.6 million in amortization of the right-of-use assets.
Net cash used in investing activities
Net cash used in investing activities for the three months ended March 31, 2023 was $4.0 million, consisting of $122.1 million purchases of short-term investments, $1.0 million purchases of property and equipment, and $0.3 million purchases of other investments, offset by maturities of short-term investments of $119.3 million.
Net cash used in investing activities for the three months ended March 31, 2022 was $73.5 million, consisting of $112.1 million purchases of short-term investments, $5.7 million purchases of other investments, and $2.7 million purchases of property and equipment, offset by maturities of short-term investments of $47.0 million.
Net cash provided by financing activities
Net cash provided by financing activities in the three months ended March 31, 2023 was $2.5 million, consisting of $4.2 million proceeds from the issuance of common stock under our employee stock purchase plan and $0.2 million of proceeds from exercise of stock options, offset by $1.9 million of tax payments related to vested RSUs.
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
CRITICAL ACCOUNTING POLICIES ESTIMATES
Other than the accounting policy changes discussed in note 2. Summary of Significant Accounting Policies to our condensed consolidated financial statements, which is included in “Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)”, there have been no significant changes in our critical accounting policies during the three months ended March 31, 2023, as compared to the critical accounting policies disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023 under “Part II, Item 7. Quantitative and Qualitative Disclosures about Market Risk.”
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2023. Based on such evaluation, our Principal Executive Office and Principal Financial Officer concluded that, as of March 31, 2023, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, with the time period specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management.

Changes in internal control over financial reporting
During the three months ended March 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
We are not subject to any material legal proceedings.
Item 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information in Part I, “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
None.

Item 6. EXHIBITS

Exhibit Number	Description		Incorporated by reference
		Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39293	3.1	5/28/2020
3.2	Amended and Restated Bylaws	8-K	001-39293	3.2	5/28/2020
10.1^	Lease Agreement, dated February 14, 2023, by and between Inari Medical Inc. and Oak Canyon Creek LLC
10.2*	Amended and Restated Non-Employee Director Compensation Program
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its EBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
_____________________________
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
^ Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and is the type that the Company treats as private or confidential.
* Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inari Medical, Inc.

Date: May 3, 2023	By:	/s/ Andrew Hykes
Andrew Hykes
Chief Executive Officer and President (Principal Executive Officer)

Date: May 3, 2023	By:	/s/ Mitchell Hill
Mitchell Hill
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)