Form 10-Q
period 2023-06-30
Inari Medical, Inc.
filed 2023-08-02
CIK 1531048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2023, the registrant had 57,352,371 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend the forward-looking statements contained in this Quarterly Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Quarterly Report include, without limitation, statements regarding our business model and strategic plans for our products, technologies and business, including our implementation thereof, the impact of macroeconomic conditions on our business, financial condition and results of operations, industry and business trends, our expectations regarding stock compensation, business strategy, plans, market growth, regulatory climate, competitive landscape and our objectives for future operations.
The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations. Forward-looking statements involve known and unknown risks and uncertainties, and are subject to other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, those discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022[, as such risks and uncertainties may be amended, supplemented or superseded from time to time by our subsequent reports on Forms 10-Q and 10-K we file with the United States Securities and Exchange Commission. We qualify all of our forward-looking statements by these cautionary statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.
The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

ii

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

INARI MEDICAL, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data and par value)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$57,837	$60,222
Short-term investments in debt securities	279,696	266,179
Accounts receivable, net	63,128	58,611
Inventories, net	38,984	32,581
Prepaid expenses and other current assets	4,972	5,312
Total current assets	444,617	422,905
Property and equipment, net	21,063	21,655
Operating lease right-of-use assets	49,857	50,703
Deposits and other assets	9,431	8,889
Total assets	$524,968	$504,152
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,240	$7,659
Payroll-related accruals	38,290	38,955
Accrued expenses and other current liabilities	11,125	8,249
Operating lease liabilities, current portion	1,583	1,311
Total current liabilities	58,238	56,174
Operating lease liabilities, noncurrent portion	31,085	30,976
Total liabilities	89,323	87,150
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 57,266,455 and 54,021,656 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	57	54
Additional paid in capital	483,752	462,949
Accumulated other comprehensive (loss) income	(1,181)	849
Accumulated deficit	(46,983)	(46,850)
Total stockholders' equity	435,645	417,002
Total liabilities and stockholders' equity	$524,968	$504,152
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INARI MEDICAL, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$119,005	$92,744	$235,172	$179,496
Cost of goods sold	13,844	10,347	27,585	20,314
Gross profit	105,161	82,397	207,587	159,182
Operating expenses
Research and development	21,085	18,569	43,149	34,704
Selling, general and administrative	85,586	73,156	171,286	136,888
Total operating expenses	106,671	91,725	214,435	171,592
Loss from operations	(1,510)	(9,328)	(6,848)	(12,410)
Other income (expense)
Interest income	4,552	214	8,697	264
Interest expense	(44)	(73)	(84)	(146)
Other income	26	252	65	228
Total other income	4,534	393	8,678	346
Income (loss) before income taxes	3,024	(8,935)	1,830	(12,064)
Provision for income taxes	939	1,252	1,963	1,252
Net income (loss)	$2,085	$(10,187)	$(133)	$(13,316)
Other comprehensive income (loss)
Foreign currency translation adjustments	(79)	(291)	(70)	(408)
Unrealized loss on available-for-sale debt securities	(1,095)	(125)	(1,960)	(373)
Total other comprehensive loss	(1,174)	(416)	(2,030)	(781)
Comprehensive income (loss)	$911	$(10,603)	$(2,163)	$(14,097)
Net income (loss) per share
Basic	$0.04	$(0.19)	$(0.00)	$(0.26)
Diluted	$0.04	$(0.19)	$(0.00)	$(0.26)
Weighted average common shares used to compute net income (loss) per share
Basic	57,207,902	53,183,767	55,988,736	52,075,399
Diluted	58,496,350	53,183,767	55,988,736	52,075,399
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INARI MEDICAL, INC.
Condensed Consolidated Statements Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	54,021,656	$54	$462,949	$849	$(46,850)	$417,002
Options exercised for common stock	209,966	—	226	—	—	226
Shares issued under Employee Stock Purchase Plan	86,051	—	4,172	—	—	4,172
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	2,766,043	3	(1,932)	—	—	(1,929)
Share-based compensation expense	—	—	10,339	—	—	10,339
Other comprehensive loss	—	—	—	(856)	—	(856)
Net loss	—	—	—	—	(2,218)	(2,218)
Balance, March 31, 2023	57,083,716	57	475,754	(7)	(49,068)	426,736
Options exercised for common stock	81,712	—	214	—	—	214
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	101,027	—	(2,569)	—	—	(2,569)
Share-based compensation expense	—	—	10,353	—	—	10,353
Other comprehensive loss	—	—	—	(1,174)	—	(1,174)
Net income	—	—	—	—	2,085	2,085
Balance, June 30, 2023	57,266,455	$57	$483,752	$(1,181)	$(46,983)	$435,645
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

INARI MEDICAL, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(133)	$(13,316)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,754	2,260
Amortization of deferred financing costs	20	72
Amortization of right-of-use assets	2,359	1,225
Share-based compensation expense	20,692	13,719
Allowance for credit losses, net	63	66
Loss on disposal of fixed assets	30	—
Amortization of premium and discount on marketable securities	(8,112)	—
Changes in:
Accounts receivable	(4,561)	(6,960)
Inventories	(6,334)	(5,676)
Prepaid expenses, deposits and other assets	352	1,072
Accounts payable	(417)	(1,760)
Payroll-related accruals, accrued expenses and other liabilities	2,167	650
Operating lease liabilities	(675)	(544)
Lease prepayments for lessor's owned leasehold improvements	(458)	(2,969)
Net cash provided by (used in) operating activities	7,747	(12,161)
Cash flows from investing activities
Purchases of property and equipment	(2,193)	(5,864)
Purchases of marketable securities	(284,165)	(230,814)
Maturities of marketable securities	276,800	67,000
Purchases of other investments	(565)	(5,693)
Net cash used in investing activities	(10,123)	(175,371)
Cash flows from financing activities
Proceeds from issuance of common stock in public offering, net of issuance costs of $11.9 million	—	174,394
Proceeds from issuance of common stock under employee stock purchase plan	4,172	3,427
Proceeds from exercise of stock options	440	501
Payment of taxes related to vested restricted stock units	(4,498)	(3,375)
Net cash provided by financing activities	114	174,947
Effect of foreign exchange rate changes on cash and cash equivalents	(123)	(443)
Net decrease in cash and cash equivalents	(2,385)	(13,028)
Cash and cash equivalents beginning of period	60,222	92,752
Cash and cash equivalents end of period	$57,837	$79,724

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,437	$2,297
Cash paid for interest	$65	$75
Noncash investing and financing:
Lease liabilities arising from obtaining new right-of-use assets	$1,030	$—
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
The interim condensed consolidated balance sheet as of June 30, 2023 and the condensed consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the three and six months ended June 30, 2023 and 2022 are unaudited. The consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial position as of June 30, 2023 and its consolidated results of operations and cash flows for the three and six months ended June 30, 2023 and 2022. The financial data and the other financial information disclosed in the notes to the condensed consolidated financial statements related to the three and six months ended June 30, 2023 and 2022 are also unaudited. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
The Company sells its products primarily to hospitals in the United States utilizing the Company’s direct sales force. The Company recognizes revenue for arrangements where the Company has satisfied its performance obligation of shipping or delivering the product. For sales where the Company’s sales representatives hand-deliver products directly to the hospitals, control of the products transfers to the customers upon such hand- delivery. For sales where products are shipped, control of the products transfers either upon shipment or delivery of the products to the customer, depending on the shipping terms and conditions. Revenue from product sales is comprised of product revenue, net of product returns, discounts, administrative fees and sales rebates.
Performance Obligation—The Company has revenue arrangements that consist of a single performance obligation, the shipping or delivery of the Company’s products. The satisfaction of this performance obligation occurs with the transfer of control of the Company’s product to its customers, either upon shipment or delivery of the product.
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of revenue recognized is based on the transaction price, which represents the invoiced amount, net of discounts, administrative fees and sales rebates, where applicable. The Company provides a standard 30-day unconditional right of return period. The Company establishes estimated provisions for returns at the time of sale based on historical experience. Historically, the actual product returns have been immaterial to the Company’s consolidated financial statements.
As of June 30, 2023 and December 31, 2022, the Company recorded $1,246,000 and $1,218,000, respectively, of unbilled receivables, which are included in accounts receivable, net, in the accompanying condensed consolidated balance sheets.
The Company disaggregates revenue by product. Revenue for ClotTriever and other systems and FlowTriever system as a percentage of total revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
ClotTriever and other systems	34%	33%	34%	32%
FlowTriever system	66%	67%	66%	68%
Revenue from the Company's products by geographic area, based on the location where title transfers, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$113,802	$90,933	$225,648	$175,987
International	5,203	1,811	9,524	3,509
Total revenue	$119,005	$92,744	$235,172	$179,496
The Company offers payment terms to its customers of less than three months and these terms do not include a significant financing component. The Company excludes taxes assessed by governmental authorities on revenue-producing transactions from the measurement of the transaction price.
The Company offers its standard warranty to all customers. The Company does not sell any warranties on a standalone basis. The Company’s warranty provides that its products are free of material defects and conform to specifications, and includes an offer to repair, replace or refund the purchase price of defective products. This assurance does not constitute a service and is not considered a separate performance obligation. The Company estimates warranty liabilities at the time of revenue recognition and records it as a charge to cost of goods sold. The warranty expense recognized was $91,000 and $97,000 during the three months ended

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023 and 2022, respectively, and $354,000 and $209,000 for the six months ended June 30, 2023 and 2022, respectively.
Costs associated with product sales include commissions and are recorded in selling, general and administrative (“SG&A”) expenses. The Company applies the practical expedient and recognizes commissions as an expense when incurred because the amortization period is less than one year.
Equity Investments
The Company has strategic investments in certain privately-held companies, with no readily determinable fair value. The Company measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investments. The Company will monitor the information that becomes available from time to time and adjust the carrying values of these investments if there are identified events or changes in circumstances that have a significant adverse effect on the fair values. As of June 30, 2023 and December 31, 2022, total other investments of $8.8 million and $8.3 million, respectively, were included in deposits and other assets on the condensed consolidated balance sheets with no impairment identified.
3. FAIR VALUE MEASUREMENTS

Investments in debt securities have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. As of June 30, 2023, all of the Company's investments in debt securities had maturities less than 12 months and were classified as short-term investments on the condensed consolidated balance sheets.
The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Aggregate Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$20,450	$—	$—	$20,450
Corporate debt securities and commercial paper	—	2,992	—	2,992
Total included in cash and cash equivalents	20,450	2,992	—	23,442
Investments:
U.S. Treasury securities	181,987	—	—	181,987
U.S. Government agencies	—	52,500	—	52,500
Corporate debt securities and commercial paper	—	45,209	—	45,209
Total included in short-term investments	181,987	97,709	—	279,696
Total assets	$202,437	$100,701	$—	$303,138

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2022
	Level 1	Level 2	Level 3	Aggregate Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$20,329	$—	$—	$20,329
Total included in cash and cash equivalents	20,329	—	—	20,329
Investments:
U.S. Treasury securities	172,088	—	—	172,088
U.S. Government agencies	—	47,131	—	47,131
Corporate debt securities and commercial paper	—	46,960	—	46,960
Total included in short-term investments	172,088	94,091	—	266,179
Total assets	$192,417	$94,091	$—	$286,508
There were no transfers between Levels 1, 2 or 3 for the periods presented.
4. CASH EQUIVALENTS AND INVESTMENTS

The following is a summary of the Company’s cash equivalents and investments in debt securities as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$20,450	$—	$—	$20,450
Corporate debt securities and commercial paper	2,993	—	(1)	2,992
Total included in cash and cash equivalents	23,443	—	(1)	23,442
Investments:
U.S. Treasury securities	181,921	137	(71)	181,987
U.S. Government agencies	52,550	37	(87)	52,500
Corporate debt securities and commercial paper	45,197	55	(43)	45,209
Total included in short-term investments	279,668	229	(201)	279,696
Total assets	$303,111	$229	$(202)	$303,138

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2022
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$20,329	$—	$—	$20,329
Total included in cash and cash equivalents	20,329	—	—	20,329
Investments:
U.S. Treasury securities	171,006	1,120	(38)	172,088
U.S. Government agencies	46,777	354	—	47,131
Corporate debt securities and commercial paper	46,576	397	(13)	46,960
Total included in short-term investments	264,359	1,871	(51)	266,179
Total assets	$284,688	$1,871	$(51)	$286,508
The Company regularly reviews the changes to the rating of its debt securities and reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of June 30, 2023, the risk of expected credit losses was not significant.
5. INVENTORIES, NET

Inventories, net of reserves, consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$13,893	$13,943
Work-in-process	4,130	3,396
Finished goods	20,961	15,242
Total inventories, net	$38,984	$32,581
6. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Manufacturing equipment	$15,464	$13,585
Leasehold improvements	5,248	5,040
Computer hardware	5,219	5,123
Furniture and fixtures	4,336	4,119
Assets in progress	1,779	2,516
Capitalized software	317	—
Computer software	—	100
Total property and equipment, gross	32,363	30,483
Accumulated depreciation	(11,300)	(8,828)
Total property and equipment, net	$21,063	$21,655
Depreciation expense of $1,132,000 and $970,000 was included in operating expenses and $274,000 and $226,000 was included in cost of goods sold for the three months ended June 30, 2023 and 2022, respectively.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Depreciation expense of $2,226,000 and $1,827,000 was included in operating expenses and $528,000 and $433,000 was included in cost of goods sold for the six months ended June 30, 2023 and 2022, respectively.
7. COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company has operating leases for facilities and certain equipment. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term. For lease agreements, other than long-term real estate leases, the Company combines lease and non-lease components. The operating leases for facilities expire at various dates through July 2041 and some contain renewal options, the longest of which is for five years. The ROU asset and lease liability includes renewal options if the Company is reasonably certain to exercise such renewal options.
As of June 30, 2023, the aggregate operating lease ROU assets and lease liabilities were $49.9 million and $32.7 million, respectively, with the weighted average remaining lease term of 18.5 years. As of December 31, 2022, the aggregate operating lease ROU asset and lease liabilities were $50.7 million and $32.3 million, respectively, with the weighted average remaining lease term of 17.1 years.
As of June 30, 2023, the weighted average incremental borrowing rate used to measure operating lease liabilities was 6.05%. Cash paid for amounts included in the measurement of operating lease liabilities was $852,000 and $705,000 for the three months ended June 30, 2023 and 2022, respectively, and $1,698,000 and $1,419,000 for the six months ended June 30, 2023 and 2022, respectively.
Total lease costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$1,139	$1,057	$2,319	$2,100
Short-term lease cost	34	30	63	45
Variable lease cost	247	157	407	296
Total lease costs	$1,420	$1,244	$2,789	$2,441
Future minimum lease payments under operating leases liabilities as of June 30, 2023 are as follows (in thousands):

Year ending December 31:	Amount
Remainder of 2023	$1,747
2024	3,554
2025	3,041
2026	2,920
2027	2,985
Thereafter	38,544
Total lease payments	52,791
Less imputed interest	(20,123)
Total lease liabilities	32,668
Less: lease liabilities - current portion	(1,583)
Lease liabilities - noncurrent portion	$31,085
Indemnification
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and may provide for general indemnifications. The Company’s exposure under

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Licensed Technology
In December 2021, the Company entered into an exclusive, perpetual, royalty free, technology license agreement for use in a particular research and development project that requires total payments of approximately $4.2 million payable in three installments due in 2022 and 2023. The Company accounted for the purchase as a research and development expense as it was determined to have no alternative future use. As of June 30, 2023 and December 31, 2022, the outstanding balance was approximately $1.4 million and $1.3 million, respectively, which was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Sublicense Agreement
In August 2019, the Company entered into a sublicense agreement with Inceptus Medical, LLC (“Inceptus”), pursuant to which Inceptus granted to the Company a non-transferable, worldwide, exclusive sublicense to its licensed intellectual property rights related to the tubular braiding for the non-surgical removal of clots and treatment of embolism and thrombosis in human vasculature other than carotid arteries, coronary vasculature and cerebral vasculature.
Under the sublicense agreement, the Company is required to pay an ongoing quarterly administration fee, which amounted to $29,000 for both the three months ended June 30, 2023 and 2022 and $59,000 for both the six months ended June 30, 2023 and 2022. Additionally, the Company is obligated to pay an ongoing royalty ranging from 1% to 1.50% of the net sales of products utilizing the licensed intellectual property, subject to a minimum royalty quarterly fee of $1,500. In June 2023, the sublicense agreement was terminated and the Company is no longer required to pay any ongoing administration and royalty fees beginning in July 2023.
The Company recorded royalty expense of $1,500 to cost of goods sold for the three months ended June 30, 2023, and recorded $3,000 and $212,000 for the six months ended June 30, 2023 and 2022, respectively. The Company recorded no royalty expense to cost of goods sold for the three months ended June 30, 2022.
Self-Insured Health Plan

As of January 1, 2023, the Company implemented a self-insurance program to cover employees and their dependent health benefits, including medical, dental and vision. As part of the program, the Company also has stop-loss coverage from a third party which limits the exposure to large claims. The Company records a liability associated with these benefits that includes an estimate of both claims filed and losses incurred but not yet reported based on historical claims experience. In estimating this accrual, the Company utilizes an independent third-party broker to estimate a range of expected losses, which are based on analyses of historical data. The assumptions are closely monitored and adjusted when necessary by changing circumstances. If the liability generated from incurred claims exceeds the expense recorded, the Company may record an additional expense. As of June 30, 2023, the Company's self-insurance liability, inclusive of administrative fees, was

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
$1.7 million, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
8. CONCENTRATIONS

The Company’s revenue is derived primarily from the sale of catheter-based therapeutic devices in the United States. For the three and six months ended June 30, 2023 and 2022, there were no customers which accounted for more than 10% of the Company’s revenue. As of June 30, 2023 and December 31, 2022, there were no customers that accounted for more than 10% of the Company’s accounts receivable.
No vendor accounted for more than 10% of the Company’s purchases for the three and six months ended June 30, 2023 and 2022. There were no vendors that accounted for more than 10% of the Company’s accounts payable as of June 30, 2023 and December 31, 2022.
In early 2023, certain U.S. banks failed and the regulators appointed the Federal Deposit Insurance Corporation (“FDIC”) to act as receiver, which created significant market disruption and uncertainty with respect to the financial condition of the banking institutions in the U.S. While the Company does not have any direct exposure to these banks, the Company does maintain its cash and cash equivalents at multiple financial institutions in excess of the current FDIC insurance limits.
9. RELATED PARTY

The Company utilizes MRI The Hoffman Group (“MRI”), a recruiting services company owned by the brother of the former Chief Executive Officer and President and current member of the board of directors of the Company. The Company paid for recruiting services provided by MRI amounting to $50,000 and $118,000 for the three months ended June 30, 2023 and 2022, respectively, and $80,000 and $192,000 for the six months ended June 30, 2023 and 2022, respectively, which was included in SG&A expenses on the condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2023 and December 31, 2022, there was no balance payable to MRI.
10. CREDIT FACILITY

Bank of America Credit Facility
On December 16, 2022, the Company amended its senior secured revolving credit facility with Bank of America (the “Amended Credit Agreement”) to, among other things, increase the amount available for borrowing to up to a maximum principal amount of $40.0 million and increase the optional accordion to $120.0 million. The Amended Credit Agreement matures on December 16, 2027. The amount available to borrow under the Amended Credit Agreement as of June 30, 2023 is approximately $38.0 million, comprised of: a) 90% of eligible accounts receivable, plus b) pledged cash (up to $10.0 million).
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
The Amended Credit Agreement also includes a Letter of Credit subline facility (the “LC Facility”) of up to $5.0 million. In February 2023, the Company amended the LC Facility to increase the limit to up to $10.0 million. The aggregate stated amount outstanding of letter of credits reduces the total borrowing base available under the Amended Credit Agreement. The Company is required to pay the following fees under the LC Facility: (a) a fee equal to the applicable margin in effect for BSBY loans (currently 2.25%) times the average daily stated amount

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
of outstanding letter of credits; and (b) a fronting fee equal to 0.125% per annum on the stated amount of each letter of credit outstanding. As of June 30, 2023, the Company had three letters of credit in the aggregated amount of $2.0 million outstanding under the LC Facility.
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
As of June 30, 2023, there was no principal amount outstanding and no cash was pledged under the Amended Credit Agreement, and the Company was in compliance with its covenant requirement. Obligations under the Credit Agreement are secured by substantially all of the Company’s assets, excluding intellectual property.
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
Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) includes $1.1 million loss on foreign currency translation adjustments and $0.1 million of unrealized loss on investments as of June 30, 2023, and $1.0 million loss on foreign currency translation adjustments and $1.8 million of unrealized gain on investments as of December 31, 2022.
12. EQUITY INCENTIVE PLANS

In 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”) to permit the grant of share-based awards, such as stock grants and incentives and non-qualified stock options to employees and directors. The Board has the authority to determine to whom awards will be granted, the number of shares, the term and the exercise price.
In March 2020, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”), which became effective in connection with the Company’s initial public offering in May 2020 (“IPO”). As a result, the Company may not grant any additional awards under the 2011 Plan. The 2011 Plan will continue to govern outstanding equity awards granted thereunder. In addition, the number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2021, in an amount equal to 3% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As of June 30, 2023, there were 6,530,991 shares available for issuance under the 2020 Plan, including 1,620,650 additional shares reserved effective January 1, 2023.
2011 Equity Incentive Plan
Restricted Stock Units
In March 2019, the Company granted, under the 2011 Plan, restricted stock unit awards (“RSUs”) to certain employees that vest only upon the satisfaction of both a time-based service condition and a performance-based

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
condition that was satisfied on the effective date of the IPO of the Company’s common stock. The RSUs were subject to four-year cliff vesting and vested in full in March 2023. The vesting was also subject to a market-based condition related to the value of the Company’s common stock as of the vesting date. As a result of exceeding the value of the Company's common stock as set forth in the grant agreement, the maximum amount of RSUs were earned and vested during the six months ended June 30, 2023.
RSU activity under the 2011 Plan is set forth below:

	Number of Awards	Weighted Average Fair Value
Outstanding, December 31, 2022	2,712,674	$0.17
Vested	(2,712,674)	(a)
Outstanding, June 30, 2023	—	$—
_____________
(a) The vested RSUs will be distributed to the employees in installments. The first installment was distributed in the quarter ended March 31, 2023 with a weighted average fair value of $64.34 and the second installment was distributed in the quarter ended June 30, 2023 with a weighted average fair value of $71.17. The remaining shares will be distributed within the quarters ended September 30, 2023, and December 31, 2023.
The total fair value of RSUs vested under the 2011 Plan was $170.6 million for the six months ended June 30, 2023. No RSUs had vested under the 2011 plan for the six months ended June 30, 2022.
Stock Options
A summary of stock option activity under the 2011 Plan for the six months ended June 30, 2023 is as follows (intrinsic value in thousands):

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Outstanding, December 31, 2022	1,456,328	$1.93	6.20	$89,749
Exercised	(291,421)	$1.46		$17,862
Cancelled	(2,276)	$4.36
Outstanding, June 30, 2023	1,162,631	$2.05	5.60	$65,214
Vested and exercisable at June 30, 2023	1,093,357	$1.83	5.60	$61,566
Vested and expected to vest at June 30, 2023	1,161,585	$2.04	5.60	$65,160
The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the market value of the Company’s common stock.
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

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
RSU activity under the 2020 Plan is set forth below:

	Number of Awards	Weighted Average Fair Value
Outstanding, December 31, 2022	999,215	$79.16
Granted	680,003	57.82
Vested	(224,887)	75.59
Cancelled	(57,816)	76.96
Outstanding, June 30, 2023	1,396,515	$69.44
The total fair value of RSUs vested under the 2020 Plan was $8.9 million and $6.3 million for the three months ended June 30, 2023 and 2022, respectively, and $14.1 million and $10.8 million for the six months ended June 30, 2023 and 2022, respectively.
Stock options
During the six months ended June 30, 2023, the Company granted non-qualified stock options to certain employees with vesting over a four-year period on a quarterly basis. The fair value of the stock options was calculated using the Black-Scholes option pricing model, which requires valuation assumptions of expected term, expected volatility, risk-free interest rate, and expected dividend yield. For the purposes of the Black-Scholes valuation model, the Company used the simplified method for determining the expected term of the granted options. The simplified method was used since the Company does not have adequate historical data to utilize in calculating the expected term of options. The fair value for options granted was calculated using the following weighted average assumptions:

Six Months Ended June 30, 2023
Expected term (in years)	4.56
Expected volatility	50.35%
Dividend yield	0.00%
Risk free interest rate	4.05%
Weighted-average fair value of options granted	$25.98 per share
A summary of stock option activities under the 2020 Plan for the six months ended June 30, 2023 is as follows (intrinsic value in thousands):

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Outstanding, December 31, 2022	—	$—	—	$—
Granted	181,870	$56.00
Exercised	(270)	$64.91		$2
Cancelled	(5,639)	$56.00
Outstanding, June 30, 2023	175,961	$56.00	6.50	$377
Vested and exercisable at June 30, 2023	11,085	$56.00	6.50	$24
Vested and expected to vest at June 30, 2023	160,603	$56.00	6.50	$344

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Employee Stock Purchase Plan
In May 2020, the Company adopted the 2020 Employee Stock Purchase Plan (“ESPP”), which was amended and restated in October 2020 by the Compensation Committee of the Company’s board of directors. Each offering to the employees to purchase stock under the ESPP will begin on each August 1 and February 1 and will end on the following January 31 and July 31, respectively. The first offering period began on August 1, 2020. On each purchase date, which falls on the last date of each offering period, ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value per share of the common stock on the offering date or (2) the fair market value of the common stock on the purchase date. The occurrence and duration of offering periods under the ESPP are subject to the determinations of the Compensation Committee, in its sole discretion. The number of shares available for issuance under the ESPP increases automatically on January 1 of each calendar year of the Company beginning in 2021 and ending in 2030, in an amount equal to the lesser of (i) 1% of the aggregate number of outstanding shares of the Company’s common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares determined by the Company’s board of directors.
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2023	2022
Expected term (in years)	0.5	0.5
Expected volatility	49.89%	56.09%
Dividend yield	0.00%	0.00%
Risk free interest rate	4.79%	0.48%
As of June 30, 2023, a total of (i) 304,615 shares of common stock, including 86,051 shares purchased in January 2023, have been purchased under the ESPP, and (ii) 2,222,123 shares of common stock are reserved under the ESPP for future purchases, including 540,217 additional shares, which were automatically added to the reserve on January 1, 2023 pursuant to the terms of the ESPP.
Stock-based Compensation Expense
Total compensation cost for all share-based payment arrangements recognized, including $1.2 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively, and $2.2 million and $1.8 million for the six months ended June 30, 2023 and 2022, respectively, of stock-based compensation expense related to the ESPP, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$420	$375	$839	$740
Research and development	1,697	1,113	3,393	2,092
Selling, general and administrative	8,236	5,676	16,460	10,887
	$10,353	$7,164	$20,692	$13,719
Total compensation costs as of June 30, 2023 related to all non-vested awards to be recognized in future periods was $84.5 million and is expected to be recognized over the remaining weighted average period of 2.8 years.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
13. INCOME TAXES

The following table reflects the Company’s provision for income taxes for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income (loss) before income taxes	$3,024	$(8,935)	$1,830	$(12,064)
Provision for income taxes	939	1,252	1,963	1,252
Net income (loss)	$2,085	$(10,187)	$(133)	$(13,316)
Provision for income taxes as a percentage of income (loss) before income taxes	31.1%	(14.0%)	107.3%	(10.4%)
The effective tax rate for all periods is driven by pre-tax income/(loss), business credits, equity compensation, state taxes, and the change in valuation allowance. The Company's income tax provision for interim reporting periods historically has been calculated by applying an estimate of the annual effective income tax rate for the full year to “ordinary” income (loss) for the interim reporting period. In addition, the tax effects of certain significant or unusual items are recognized discretely in the quarter in which they occur. For the six months ended June 30, 2023, the Company calculated the income tax provision using this methodology. For the six months ended June 30, 2022, a discrete effective income tax rate method was used as if the interim year to date period was an annual period.
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
Valuation Allowance
ASC 740 requires that the tax benefit of net operating losses, or NOLs, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryback or carryforward periods. As of December 31, 2022, the Company maintained a full valuation allowance of $30.3 million against the Company's net deferred tax assets. As of June 30, 2023, the Company believes that the deferred tax assets are currently not considered more likely than not to be realized and, accordingly, has maintained a full valuation allowance against its deferred tax assets. The Company will continue to assess its position on the realizability of its deferred tax assets, until such time as sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Any release of the valuation allowance may result in a material benefit recognized in the quarter of release.
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

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
14. RETIREMENT PLAN

In December 2017, the Company adopted the Inari Medical, Inc. 401(k) Plan which allows eligible employees after one month of service to contribute pre-tax and Roth contributions to the plan, as allowed by law. The plan assets are held by Vanguard and the plan administrator is Ascensus Trust Company. Beginning in January 2021, the Company contributes a $1.00 match for every $1.00 contributed by a participating employee up to the greater of $3,000 or 4% of eligible compensation under the plan, with such Company's contributions becoming fully vested immediately. Matching contribution expense was $2.2 million and $2.7 million for the three months ended June 30, 2023 and 2022, respectively, and $4.9 million and $4.4 million for the six months ended June 30, 2023 and 2022, respectively.
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
The components of net income (loss) per share are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$2,085	$(10,187)	$(133)	$(13,316)
Denominator:
Weighted average number of common shares outstanding - basic	57,207,902	53,183,767	55,988,736	52,075,399
Common stock equivalents from outstanding options	1,159,523	—	—	—
Common stock equivalents from unvested RSUs	112,249	—	—	—
Common stock equivalents from ESPP	16,676	—	—	—
Weighted average number of common shares outstanding - diluted	58,496,350	53,183,767	55,988,736	52,075,399
Net income (loss) per share:
Basic	$0.04	$(0.19)	$(0.00)	$(0.26)
Diluted	$0.04	$(0.19)	$(0.00)	$(0.26)
The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net income (loss) per share due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock options	175,961	2,006,646	1,338,592	2,006,646
RSUs	560,346	3,680,131	2,408,633	3,680,131
ESPP	—	10,404	—	10,404
	736,307	5,697,181	3,747,225	5,697,181

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Our solutions (“products”) primarily consist of our ClotTriever and FlowTriever systems, which are minimally invasive, novel, catheter-based mechanical thrombectomy systems that are purpose-built for the specific characteristic of the venous system and the treatment of the two distinct manifestations of venous thromboembolism, or VTE - deep vein thrombosis, or DVT, and pulmonary embolism, or PE. Our ClotTriever system is FDA-cleared for the treatment of DVT, and our FlowTriever system is the first thrombectomy system FDA-cleared for the treatment of PE and is also FDA-cleared for clot in transit in the right atrium. Our solutions also consist of our InThrill system, which is FDA-cleared for the removal of thrombus from the peripheral vasculature and designed for smaller vessels, and our ProTrieve sheath, which is FDA-cleared for removal of thrombus from the peripheral vasculature through aspiration. During the three months ended June 30, 2023, we released the RevCore thrombectomy catheter, which is an FDA-cleared mechanical thrombectomy device for venous stent thrombosis, Triever 16 Curve catheter, which is FDA-cleared for PE and venous thrombus removal, and ClotTriever Bold catheter, which is FDA-cleared for DVT and the removal of acute and chronic clots in the peripheral vasculature.
In March 2022, we completed an underwritten public offering, or the Follow-On Offering, of 2,300,000 shares of common stock, at a price of $81.00 per share. We received net proceeds of approximately $174.4 million, after deducting underwriters’ discounts and commissions and offering costs.
As of June 30, 2023, we had cash, cash equivalents, and short-term investments of $337.5 million, no long-term debt outstanding and an accumulated deficit of $47.0 million.
For the three months ended June 30, 2023, we generated $119.0 million in revenues with a gross margin of 88.4% and net income of $2.1 million, as compared to revenues of $92.7 million with a gross margin of 88.8% and net loss of $10.2 million for the three months ended June 30, 2022.
For the six months ended June 30, 2023, we generated $235.2 million in revenues with a gross margin of 88.3% and net loss of $0.1 million, as compared to revenues of $179.5 million with a gross margin of 88.7% and net loss of $13.3 million for the six months ended June 30, 2022.
Revenue
We derived substantially all our revenue from the sale of our ClotTriever and FlowTriever systems directly to hospitals primarily located in the United States. Our customers typically purchase our products through an initial stocking order, and then reorder replenishment inventory as procedures are performed. No single customer accounted for 10% or more of our revenue during the three and six months ended June 30, 2023 and 2022. We expect our revenue to increase in absolute dollars as we expand our offerings, grow our sales organization and sales territories, add customers, expand the base of physicians that are trained to use our products, expand awareness of our products with new and existing customers and as physicians perform more procedures using our products.
Revenue from ClotTriever and other systems and FlowTriever system as a percentage of total revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
ClotTriever and other systems	34%	33%	34%	32%
FlowTriever system	66%	67%	66%	68%
RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2023 and 2022
The following table sets forth the components of our unaudited condensed consolidated statements of operations in dollars and as percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Change $
	2023	%	2022	%
Revenue	$119,005	100.0%	$92,744	100.0%	$26,261
Cost of goods sold	13,844	11.6%	10,347	11.2%	3,497
Gross profit	105,161	88.4%	82,397	88.8%	22,764
Operating expenses
Research and development	21,085	17.7%	18,569	20.0%	2,516
Selling, general and administrative	85,586	71.9%	73,156	78.9%	12,430
Total operating expenses	106,671	89.6%	91,725	98.9%	14,946
Loss from operations	(1,510)	(1.2)%	(9,328)	(10.1)%	7,818
Other income (expense)
Interest income	4,552	3.8%	214	0.2%	4,338
Interest expense	(44)	—%	(73)	(0.1)%	29
Other income	26	—%	252	0.3%	(226)
Total other income	4,534	3.8%	393	0.4%	4,141
Income (loss) before income taxes	3,024	2.6%	(8,935)	(9.7)%	11,959
Provision for income taxes	939	0.8%	1,252	1.3%	(313)
Net income (loss)	$2,085	1.8%	$(10,187)	(11.0)%	$12,272
Revenue. Revenue increased $26.3 million, or 28.3%, to $119.0 million during the three months ended June 30, 2023, compared to $92.7 million during the three months ended June 30, 2022. The increase in revenue was due primarily to an increase in the number of products sold as we expanded our sales territories, opened new accounts and achieved deeper penetration of our products into existing accounts, and introduced new products.
Cost of Goods Sold. Cost of goods sold increased $3.5 million, or 33.8%, to $13.8 million during the three months ended June 30, 2023, compared to $10.3 million during the three months ended June 30, 2022. This increase was primarily due to the increase in the number of products sold and additional manufacturing overhead costs to support anticipated future growth.
Gross Margin. Gross margin for the three months ended June 30, 2023 decreased to 88.4%, compared to 88.8% for the three months ended June 30, 2022, primarily due to the increase in costs associated with the addition of new components offered under our FlowTriever system price partially offset by manufacturing efficiencies.

Research and Development Expenses (“R&D”). R&D expenses increased $2.5 million, or 13.5%, to $21.1 million during the three months ended June 30, 2023, compared to $18.6 million during the three months ended June 30, 2022. The increase in R&D expenses was primarily due to increases of $1.7 million of personnel-related expenses and $1.1 million of material and supplies related expenses, partially offset by a decrease of $0.6 million of expenses related to professional fees.
Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $12.4 million, or 17.0%, to $85.6 million during the three months ended June 30, 2023, compared to $73.2 million during the three months ended June 30, 2022. The increase in SG&A costs was primarily due to increases of $13.4 million in personnel-related expenses as a result of increased headcount and increased commissions due to higher revenue, $0.7 million of material and supplies related expenses, and $0.6 million of travel and related expenses, partially offset by decreases of $1.7 million in sales and marketing related expenses, $0.4 million of expenses related to professional fees and $0.3 million of expenses related to insurance costs.
Interest Income. Interest income increased $4.3 million to $4.6 million during the three months ended June 30, 2023, compared to $0.2 million during the three months ended June 30, 2022. The increase in interest income was primarily due to an increase in interest rates as well as an increase in the average balance of our short-term investments during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Interest Expense. Interest expense decreased to $44,000 during the three months ended June 30, 2023, compared to $73,000 during the three months ended June 30, 2022.
Other Income. Other income of $26,000 and $252,000 for the three months ended June 30, 2023 and June 30, 2022, respectively, consisted primarily of foreign currency transaction gains.
Income Taxes. Income taxes decreased $0.3 million to $0.9 million during the three months ended June 30, 2023, compared to $1.3 million during the three months ended June 30, 2022. The decrease in the income taxes primarily relates to an increase in the R&D tax credit and the additional tax benefit of stock compensation recognized during the three months ended June 30, 2023.

Comparison of the six months ended June 30, 2023 and 2022
The following table sets forth the components of our unaudited condensed consolidated statements of operations in dollars and as percentage of revenue for the periods presented (dollars in thousands):

	Six Months Ended June 30,				Change $
	2023	%	2022	%
Revenue	$235,172	100.0%	$179,496	100.0%	$55,676
Cost of goods sold	27,585	11.7%	20,314	11.3%	7,271
Gross profit	207,587	88.3%	159,182	88.7%	48,405
Operating expenses
Research and development	43,149	18.3%	34,704	19.3%	8,445
Selling, general and administrative	171,286	72.8%	136,888	76.3%	34,398
Total operating expenses	214,435	91.1%	171,592	95.6%	42,843
Loss from operations	(6,848)	(2.8%)	(12,410)	(6.9%)	5,562
Other income (expense)
Interest income	8,697	3.7%	264	0.1%	8,433
Interest expense	(84)	—%	(146)	(0.1%)	62
Other income	65	—%	228	0.1%	(163)
Total other income	8,678	3.7%	346	0.1%	8,332
Income (loss) before income taxes	1,830	0.9%	(12,064)	(6.8%)	13,894
Provision for income taxes	1,963	0.8%	1,252	0.7%	711
Net loss	$(133)	(0.1%)	$(13,316)	(7.4%)	$13,183
Revenue. Revenue increased $55.7 million, or 31.0%, to $235.2 million during the six months ended June 30, 2023, compared to $179.5 million during the six months ended June 30, 2022. The increase in revenue was due primarily to an increase in the number of products sold as we expanded our sales territories, opened new accounts and achieved deeper penetration of our products into existing accounts, and introduced new products.
Cost of Goods Sold. Cost of goods sold increased $7.3 million, or 35.8%, to $27.6 million during the six months ended June 30, 2023, compared to $20.3 million during the six months ended June 30, 2022. This increase was primarily due to the increase in the number of products sold and additional manufacturing overhead costs to support anticipated future growth.
Gross Margin. Gross margin for the six months ended June 30, 2023 decreased to 88.3%, compared to 88.7% for the six months ended June 30, 2022, primarily due to the increase in costs associated with the addition of new components offered under our FlowTriever system price, partially offset by manufacturing efficiencies.
Research and Development Expenses. R&D expenses increased $8.4 million, or 24.3%, to $43.1 million during the six months ended June 30, 2023, compared to $34.7 million during the six months ended June 30, 2022. The increase in R&D expenses was primarily due to increases of $5.6 million of personnel-related expenses, $2.4 million of material and supplies related expenses, $0.9 million of clinical and regulatory expenses, and $0.2 million in software costs and depreciation expenses in support of our growth drivers to develop new products and build the clinical evidence base, partially offset by a decrease of $1.0 million of expenses related to professional fees.
Selling, General and Administrative Expenses. SG&A expenses increased $34.4 million, or 25.1%, to $171.3 million during the six months ended June 30, 2023, compared to $136.9 million during the six months ended June 30, 2022. The increase in SG&A costs was primarily due to increases of $32.4 million in personnel-related expenses as a result of increased headcount and increased commissions due to higher revenue, $2.1 million in travel and related expenses, and $1.1 million of materials and supplies, partially offset by decreases of $1.3 million in sales and marketing related expenses and $0.6 million of insurance related expenses.

Interest Income. Interest income increased $8.4 million to $8.7 million during the six months ended June 30, 2023, compared to $0.3 million during the six months ended June 30, 2022. The increase in interest income was primarily due to an increase in interest rates as well as an increase in the average balance of our short-term investments during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Interest Expense. Interest expense decreased to $84,000 during the six months ended June 30, 2023, compared to $146,000 during the six months ended June 30, 2022.
Other income. Other income of $65,000 and $228,000 for the six months ended June 30, 2023 and June 30, 2022, respectively, consisted primarily of foreign currency transaction gains.
Income Taxes. Income taxes increased $0.7 million to $2.0 million for the six months ended June 30, 2023, compared to $1.3 million during the six months ended June 30, 2022. The increase in the income taxes primarily relates to an increase in the current year U.S. federal and state income taxes due to an increase in the U.S. pre-tax book income for the six months ended June 30, 2023.
LIQUIDITY AND CAPITAL RESOURCES
To date, our primary sources of capital have been the net proceeds we received through private placements of preferred stock, debt financing agreements, the sale of common stock in our IPO completed on May 27, 2020 and the Follow-On Offering, and revenue from the sale of our products. As of June 30, 2023, we had cash and cash equivalents of $57.8 million and short-term investments in debt securities of $279.7 million. We maintain cash and cash equivalents with financial institutions in excess of insured limits.
In December 2022, we amended the revolving Credit Agreement governing our senior secured revolving credit facility with Bank of America (“the Amended Credit Agreement”) to, among other things, increase the amount available for borrowing to up to a maximum of $40.0 million and increase the optional accordion to $120.0 million. As of June 30, 2023, we had no principal outstanding under the Amended Credit Agreement and the amount available to borrow was approximately $38.0 million. The Amended Credit Agreement also includes a LC Facility of up to $5.0 million. In February 2023, we amended the LC Facility to increase the limit to up to $10.0 million. The aggregate stated amount outstanding of letter of credits reduces the total borrowing base available under the Amended Credit Agreement and is subject to certain fees. As of June 30, 2023, we had three letters of credit in the aggregated amount of $2.0 million outstanding under the LC Facility. For additional information about the Amended Credit Agreement, see note 10. Credit Facility to our condensed consolidated financial statements, which is included in “Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)” of this report.
Our other short-term and long-term material cash requirements, from known contractual obligations as of June 30, 2023, include operating lease liabilities, uncertain tax positions and royalty obligations from license and sublicense agreements, as discussed in note 7. Commitments and Contingencies and note 13. Income Taxes to our condensed consolidated financial statements section of this report, which is included in “Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)” of this report.
Based on our current planned operations, we anticipate that our cash and cash equivalents, short-term investments and available borrowings under our Amended Credit Agreement will be sufficient to fund these cash requirements and our operating expenses for at least the next 12 months. Our primary short-term needs for capital for our current planned operations, which are subject to change, include:
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
CASH FLOWS
The following table summarizes our cash flows for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$7,747	$(12,161)
Investing activities	(10,123)	(175,371)
Financing activities	114	174,947
Effect of foreign exchange rate changes on cash and cash equivalents	(123)	(443)
Net decrease in cash and cash equivalents	$(2,385)	$(13,028)
Net cash used in operating activities
Net cash provided by operating activities for the six months ended June 30, 2023 was $7.7 million, consisting primarily of net loss of $0.1 million and a decrease in net operating assets of $9.9 million, offset by non-cash charges of $17.8 million. The decrease in net operating assets was primarily due to a decrease in operating lease liabilities of $0.7 million, a decrease in lease prepayments for lessor's owned leasehold improvements of $0.5 million, and a decrease in accounts payable of $0.4 million due to the timing of payments and growth of our operations, coupled with increases in inventories of $6.3 million and accounts receivable of $4.6 million, offset by an increase in accrued liabilities of $2.2 million and a decrease in prepaid and other assets of $0.4 million. The non-cash charges primarily consisted of stock-based compensation expense of $20.7 million, amortization of the right-of-use assets of $2.4 million and depreciation of $2.8 million, partially offset by amortization of premium and discount on marketable securities of $8.1 million.
Net cash used in operating activities for the six months ended June 30, 2022 was $12.2 million, consisting primarily of net loss of $13.3 million and a decrease in net operating assets of $16.2 million, offset by non-cash charges of $17.3 million. The decrease in net operating assets was primarily due to decreases in accounts payable and accrued liabilities of $1.1 million due to timing of payments and growth of our operations, lease prepayments for lessor's owned leasehold improvements of $3.0 million and a decrease in operating lease liabilities of $0.5 million, coupled with increases in inventories of $5.7 million and accounts receivable of $7.0 million, offset by a decrease in prepaid and other assets of $1.0 million. The non-cash charges primarily consisted of $13.7 million in stock-based compensation expense, $2.3 million in depreciation, and $1.2 million in amortization of the right-of-use assets.
Net cash used in investing activities
Net cash used in investing activities for the six months ended June 30, 2023 was $10.1 million, consisting of $284.2 million purchases of short-term investments, $2.2 million purchases of property and equipment, and $0.6 million purchases of other investments, offset by maturities of short-term investments of $276.8 million.
Net cash used in investing activities for the six months ended June 30, 2022 was $175.4 million, consisting of $230.8 million purchases of short-term investments, $5.9 million purchases of property and equipment, and $5.7 million purchases of other investments, offset by maturities of short-term investments of $67.0 million.
Net cash provided by financing activities
Net cash provided by financing activities in the six months ended June 30, 2023 was $0.1 million, consisting of $4.2 million proceeds from the issuance of common stock under our employee stock purchase plan and

$0.4 million of proceeds from exercise of stock options, offset by $4.5 million of tax payments related to vested restricted stock units (“RSUs”).
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
CRITICAL ACCOUNTING POLICIES ESTIMATES
Other than the accounting policy changes discussed in note 2. Summary of Significant Accounting Policies to our condensed consolidated financial statements, which is included in “Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)”, there have been no significant changes in our critical accounting policies during the six months ended June 30, 2023, as compared to the critical accounting policies disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023.
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
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2023. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2023, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any control and procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in internal control over financial reporting
During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
In connection with grants made under the 2011 Equity Incentive Plan for Restricted Stock Units (“RSUs”), certain RSUs were vested in March 2023 and will be distributed in installments to the employees. In November 2022, to ensure that we would receive the funds required to pay all tax obligations due in connection with the distribution and settlement of these previously-vested RSUs on a timely basis, Mr. Bill Hoffman, a member of our Board of Directors, Mr. Andrew Hykes, Chief Executive Officer and President, and Dr. Thomas Tu, Chief Medical Officer, each entered into an agreement to permit us to sell shares of our common stock sufficient to satisfy such taxes. We have determined that we will not carry out the instruction with respect to Mr. Hoffman after he informed us that he will wire sufficient funds to us in advance of the remaining August 15, 2023 and November 15, 2023 distributions so that we can remit such taxes on his behalf to the relevant taxing authorities. As such, we do not intend to sell shares to cover Mr. Hoffman’s tax obligations. With respect to Mr. Hykes and Dr. Tu, we intend to sell the required shares, approximately 37,000 and 25,000 respectively, to cover the applicable tax obligations for the August 2023 distribution in accordance with the terms of their previous instructions. We would expect similar sales on behalf of Mr. Hykes and Dr. Tu in accordance with the November 2023 distribution.
No officer or director has entered into, modified or terminated a trading plan pursuant to 10(b)(5)-1(c) of the Securities Exchange Act of 1934, as amended, or any other non-rule 10b5-1 trading plan.

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

Inari Medical, Inc.

Date: August 2, 2023	By:	/s/ Andrew Hykes
Andrew Hykes
Chief Executive Officer and President (Principal Executive Officer)

Date: August 2, 2023	By:	/s/ Mitchell Hill
Mitchell Hill
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)