Form 10-Q
period 2023-09-30
Inari Medical, Inc.
filed 2023-11-01
CIK 1531048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2023, the registrant had 57,590,463 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend the forward-looking statements contained in this Quarterly Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Quarterly Report include, without limitation, statements regarding our business model and strategic plans for our products, anticipated closing of the acquisition of LimFlow, S.A., technologies and business, including our implementation thereof, the impact of macroeconomic conditions on our business, financial condition and results of operations, industry and business trends, our expectations regarding stock compensation, business strategy, plans, market growth, regulatory climate, competitive landscape and our objectives for future operations.
The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations. Forward-looking statements involve known and unknown risks and uncertainties, and are subject to other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, those discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as such risks and uncertainties may be amended, supplemented or superseded from time to time by our subsequent reports on Forms 10-Q and 10-K we file with the United States Securities and Exchange Commission. We qualify all of our forward-looking statements by these cautionary statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.
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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

INARI MEDICAL, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data and par value)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$89,182	$60,222
Short-term investments in debt securities	262,113	266,179
Accounts receivable, net	69,595	58,611
Inventories, net	40,227	32,581
Prepaid expenses and other current assets	7,944	5,312
Total current assets	469,061	422,905
Property and equipment, net	21,243	21,655
Operating lease right-of-use assets	49,065	50,703
Deposits and other assets	9,466	8,889
Total assets	$548,835	$504,152
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$10,091	$7,659
Payroll-related accruals	41,305	38,955
Accrued expenses and other current liabilities	13,040	8,249
Operating lease liabilities, current portion	1,630	1,311
Total current liabilities	66,066	56,174
Operating lease liabilities, noncurrent portion	30,627	30,976
Total liabilities	96,693	87,150
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 57,506,462 and 54,021,656 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	58	54
Additional paid in capital	497,063	462,949
Accumulated other comprehensive (loss) income	(1,158)	849
Accumulated deficit	(43,821)	(46,850)
Total stockholders' equity	452,142	417,002
Total liabilities and stockholders' equity	$548,835	$504,152
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INARI MEDICAL, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$126,366	$96,204	$361,538	$275,700
Cost of goods sold	14,477	11,064	42,062	31,378
Gross profit	111,889	85,140	319,476	244,322
Operating expenses
Research and development	21,492	19,105	64,641	53,809
Selling, general and administrative	88,284	75,833	259,570	212,721
Total operating expenses	109,776	94,938	324,211	266,530
Income (loss) from operations	2,113	(9,798)	(4,735)	(22,208)
Other income (expense)
Interest income	4,202	618	12,899	882
Interest expense	(43)	(74)	(127)	(220)
Other (expense) income	(682)	(59)	(617)	169
Total other income	3,477	485	12,155	831
Income (loss) before income taxes	5,590	(9,313)	7,420	(21,377)
Provision for income taxes	2,428	840	4,391	2,092
Net income (loss)	$3,162	$(10,153)	$3,029	$(23,469)
Other comprehensive income (loss)
Foreign currency translation adjustments	(68)	(406)	(138)	(814)
Unrealized gain (loss) on available-for-sale debt securities	91	644	(1,869)	271
Total other comprehensive income (loss)	23	238	(2,007)	(543)
Comprehensive income (loss)	$3,185	$(9,915)	$1,022	$(24,012)
Net income (loss) per share
Basic	$0.06	$(0.19)	$0.05	$(0.45)
Diluted	$0.05	$(0.19)	$0.05	$(0.45)
Weighted average common shares used to compute net income (loss) per share
Basic	57,384,884	53,491,625	56,478,317	52,552,662
Diluted	58,588,452	53,491,625	58,495,921	52,552,662
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INARI MEDICAL, INC.
Condensed Consolidated Statements Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	54,021,656	$54	$462,949	$849	$(46,850)	$417,002
Options exercised for common stock	209,966	—	226	—	—	226
Shares issued under Employee Stock Purchase Plan	86,051	—	4,172	—	—	4,172
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	2,766,043	3	(1,932)	—	—	(1,929)
Share-based compensation expense	—	—	10,339	—	—	10,339
Other comprehensive loss	—	—	—	(856)	—	(856)
Net loss	—	—	—	—	(2,218)	(2,218)
Balance, March 31, 2023	57,083,716	57	475,754	(7)	(49,068)	426,736
Options exercised for common stock	81,712	—	214	—	—	214
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	101,027	—	(2,569)	—	—	(2,569)
Share-based compensation expense	—	—	10,353	—	—	10,353
Other comprehensive loss	—	—	—	(1,174)	—	(1,174)
Net income	—	—	—	—	2,085	2,085
Balance, June 30, 2023	57,266,455	57	483,752	(1,181)	(46,983)	435,645
Options exercised for common stock	43,547	—	107	—	—	107
Shares issued under Employee Stock Purchase Plan	118,494	1	5,748	—	—	5,749
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	77,966	—	(2,388)	—	—	(2,388)
Share-based compensation expense	—	—	9,844	—	—	9,844
Other comprehensive income	—	—	—	23	—	23
Net income	—	—	—	—	3,162	3,162
Balance, September 30, 2023	57,506,462	$58	$497,063	$(1,158)	$(43,821)	$452,142
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

INARI MEDICAL, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$3,029	$(23,469)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,186	3,430
Amortization of deferred financing costs	30	108
Amortization of right-of-use assets	3,099	1,799
Share-based compensation expense	30,536	21,075
Impairment loss on strategic investment	565	—
Allowance for credit losses, net	526	341
Loss on disposal of fixed assets	26	23
Amortization of premium and discount on marketable securities	(11,407)	—
Changes in:
Accounts receivable	(11,566)	(12,220)
Inventories	(7,797)	(8,706)
Prepaid expenses, deposits and other assets	4,294	(1,537)
Accounts payable	2,436	(441)
Payroll-related accruals, accrued expenses and other liabilities	7,218	(562)
Operating lease liabilities	(1,031)	(565)
Lease prepayments for lessor's owned leasehold improvements	(458)	(4,503)
Net cash provided by (used in) operating activities	23,686	(25,227)
Cash flows from investing activities
Purchases of property and equipment	(3,801)	(8,173)
Purchases of marketable securities	(394,496)	(332,103)
Maturities of marketable securities	400,560	184,000
Purchases of other investments	(565)	(5,693)
Net cash provided by (used in) investing activities	1,698	(161,969)
Cash flows from financing activities
Proceeds from issuance of common stock in public offering, net of issuance costs of $11.9 million	—	174,394
Proceeds from issuance of common stock under employee stock purchase plan	9,920	8,422
Proceeds from exercise of stock options	547	610
Payment of taxes related to vested restricted stock units	(6,886)	(4,599)
Net cash provided by financing activities	3,581	178,827
Effect of foreign exchange rate changes on cash and cash equivalents	(5)	(855)
Net increase (decrease) in cash and cash equivalents	28,960	(9,224)
Cash and cash equivalents beginning of period	60,222	92,752
Cash and cash equivalents end of period	$89,182	$83,528
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
The interim condensed consolidated balance sheet as of September 30, 2023 and the condensed consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the three and nine months ended September 30, 2023 and 2022 are unaudited. The consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial position as of September 30, 2023 and its consolidated results of operations and cash flows for the three and nine months ended September 30, 2023 and 2022. The financial data and the other financial information disclosed in the notes to the condensed consolidated financial statements related to the three and nine months ended September 30, 2023 and 2022 are also unaudited. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
The Company sells its products primarily to hospitals in the United States through its direct sales force. The Company recognizes revenue for arrangements where the Company has satisfied its performance obligation of shipping or delivering the product. For sales where the Company’s sales representatives hand-deliver products directly to the hospitals, control of the products transfers to the customers upon such hand- delivery. For sales where products are shipped, control of the products transfers either upon shipment or delivery of the products to the customer, depending on the shipping terms and conditions. Revenue from product sales is comprised of product revenue, net of product returns, discounts, administrative fees and sales rebates.
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
As of September 30, 2023 and December 31, 2022, the Company recorded $1,324,000 and $1,218,000, respectively, of unbilled receivables, which are included in accounts receivable, net, in the accompanying condensed consolidated balance sheets.
The Company disaggregates revenue by product. Revenue for ClotTriever and other systems and FlowTriever system as a percentage of total revenue is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
ClotTriever and other systems	32%	31%	34%	32%
FlowTriever system	68%	69%	66%	68%
Revenue from the Company's products by geographic area, based on the location where title transfers, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$119,825	$93,597	$345,473	$269,584
International	6,541	2,607	16,065	6,116
Total revenue	$126,366	$96,204	$361,538	$275,700
The Company offers payment terms to its customers of less than three months and these terms do not include a significant financing component. The Company excludes taxes assessed by governmental authorities on revenue-producing transactions from the measurement of the transaction price.
The Company offers its standard warranty to all customers. The Company does not sell any warranties on a standalone basis. The Company’s warranty provides that its products are free of material defects and conform to specifications, and includes an offer to repair, replace or refund the purchase price of defective products. This assurance does not constitute a service and is not considered a separate performance obligation. The Company estimates warranty liabilities at the time of revenue recognition and records it as a charge to cost of goods sold. The warranty expense recognized was $57,000 and $165,000 during the three months ended

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023 and 2022, respectively, and $411,000 and $374,000 for the nine months ended September 30, 2023 and 2022, respectively.
Costs associated with product sales include commissions and are recorded in selling, general and administrative (“SG&A”) expenses. The Company applies the practical expedient and recognizes commissions as an expense when incurred because the amortization period is less than one year.
Equity Investments
The Company has strategic investments in certain privately-held companies, with no readily determinable fair value. The Company measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment. The Company will monitor the information that becomes available from time to time and adjust the carrying values of these investments if there are identified events or changes in circumstances that have a significant adverse effect on the fair values. Impairment loss, which is generally the difference between the carrying value and the fair value of the investment, is recorded in other income (expense) in the Statements of Operations and Comprehensive Income. As of September 30, 2023 and December 31, 2022, the Company’s equity investments were $8.3 million and were included in deposits and other assets on the condensed consolidated balance sheets. Additionally, during the three and nine months ended September 30, 2023, the Company recorded an impairment loss of $0.6 million in other income (expense) in the Statement of Operations and Comprehensive Income. There was no impairment loss recorded during the three and nine months ended September 30, 2022.
Supplemental Cash Flow Information
Supplemental cash flow information includes the following:

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,562	$3,085
Cash paid for interest	$98	$112

Noncash investing and financing:
Lease liabilities arising from obtaining new right-of-use assets	$1,030	$2,334
3. FAIR VALUE MEASUREMENTS

Investments in debt securities have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. As of September 30, 2023, all of the Company's investments in debt securities had maturities of less than 12 months and were classified as short-term investments on the condensed consolidated balance sheets.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Aggregate Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$41,561	$—	$—	$41,561
Corporate debt securities and commercial paper	—	3,489	—	3,489
Total included in cash and cash equivalents	41,561	3,489	—	45,050
Investments:
U.S. Treasury securities	173,687	—	—	173,687
U.S. Government agencies	—	46,284	—	46,284
Corporate debt securities and commercial paper	—	42,142	—	42,142
Total included in short-term investments	173,687	88,426	—	262,113
Total financial assets	$215,248	$91,915	$—	$307,163

	December 31, 2022
	Level 1	Level 2	Level 3	Aggregate Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$20,329	$—	$—	$20,329
Total included in cash and cash equivalents	20,329	—	—	20,329
Investments:
U.S. Treasury securities	172,088	—	—	172,088
U.S. Government agencies	—	47,131	—	47,131
Corporate debt securities and commercial paper	—	46,960	—	46,960
Total included in short-term investments	172,088	94,091	—	266,179
Total financial assets	$192,417	$94,091	$—	$286,508
There were no transfers between Levels 1, 2 or 3 for the periods presented.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
4. CASH EQUIVALENTS AND INVESTMENTS

The following is a summary of the Company’s cash equivalents and investments in debt securities as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$41,561	$—	$—	$41,561
Corporate debt securities and commercial paper	3,490	—	(1)	3,489
Total included in cash and cash equivalents	45,051	—	(1)	45,050
Investments:
U.S. Treasury securities	173,690	9	(12)	173,687
U.S. Government agencies	46,309	7	(32)	46,284
Corporate debt securities and commercial paper	42,162	—	(20)	42,142
Total included in short-term investments	262,161	16	(64)	262,113
Total financial assets	$307,212	$16	$(65)	$307,163

	December 31, 2022
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$20,329	$—	$—	$20,329
Total included in cash and cash equivalents	20,329	—	—	20,329
Investments:
U.S. Treasury securities	171,006	1,120	(38)	172,088
U.S. Government agencies	46,777	354	—	47,131
Corporate debt securities and commercial paper	46,576	397	(13)	46,960
Total included in short-term investments	264,359	1,871	(51)	266,179
Total financial assets	$284,688	$1,871	$(51)	$286,508
The Company regularly reviews any changes to the rating of its debt securities and reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of September 30, 2023, the risk of expected credit losses was not significant.
5. INVENTORIES, NET

Inventories, net of reserves, consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$14,278	$13,943
Work-in-process	4,117	3,396
Finished goods	21,832	15,242
Total inventories, net	$40,227	$32,581

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
6. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Manufacturing equipment	$15,827	$13,585
Computer hardware	5,522	5,123
Leasehold improvements	5,248	5,040
Furniture and fixtures	4,380	4,119
Assets in progress	2,041	2,516
Capitalized software	881	—
Computer software	—	100
Total property and equipment, gross	33,899	30,483
Accumulated depreciation	(12,656)	(8,828)
Total property and equipment, net	$21,243	$21,655
Depreciation expense of $1,141,000 and $947,000 was included in operating expenses and $291,000 and $223,000 was included in cost of goods sold for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense of $3,367,000 and $2,774,000 was included in operating expenses and $819,000 and $656,000 was included in cost of goods sold for the nine months ended September 30, 2023 and 2022, respectively.
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
As of September 30, 2023, the aggregate operating lease ROU assets and lease liabilities were $49.1 million and $32.3 million, respectively, with the weighted average remaining lease term of 18.2 years. As of December 31, 2022, the aggregate operating lease ROU asset and lease liabilities were $50.7 million and $32.3 million, respectively, with the weighted average remaining lease term of 17.1 years.
As of September 30, 2023, the weighted average incremental borrowing rate used to measure operating lease liabilities was 6.05%. Cash paid for amounts included in the measurement of operating lease liabilities was $866,000 and $705,000 for the three months ended September 30, 2023 and 2022, respectively, and $2,564,000 and $2,030,000 for the nine months ended September 30, 2023 and 2022, respectively.
Total lease costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$1,137	$1,039	$3,456	$3,139
Short-term lease cost	22	147	85	192
Variable lease cost	402	181	809	477
Total lease costs	$1,561	$1,367	$4,350	$3,808

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Future minimum lease payments under operating leases liabilities as of September 30, 2023 are as follows (in thousands):

Year ending December 31:	Amount
Remainder of 2023	$877
2024	3,546
2025	3,032
2026	2,911
2027	2,978
Thereafter	38,507
Total lease payments	51,851
Less imputed interest	(19,594)
Total lease liabilities	32,257
Less: lease liabilities - current portion	(1,630)
Lease liabilities - noncurrent portion	$30,627
The Company signed a ten-year lease for real estate in October 2023, with total undiscounted contractual payments for the three year term of the lease of $7.2 million, which are expected to commence in October 2024.
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
Licensed Technology
In December 2021, the Company entered into an exclusive, perpetual, royalty free, technology license agreement for use in a particular research and development project that requires total payments of approximately $4.2 million payable in three installments due in 2022 and 2023. The Company accounted for the purchase as a research and development expense as it was determined to have no alternative future use. As of September 30, 2023, there was no outstanding balance as the Company satisfied its last installment payment during the three months ended September 30, 2023. As of December 31, 2022, the outstanding balance was approximately $1.3 million which was included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

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
Under the sublicense agreement, the Company was required to pay an ongoing quarterly administration fee, which amounted to nil and $29,000 for the three months ended September 30, 2023 and 2022 respectively, and $59,000 and $87,000 for the nine months ended September 30, 2023 and 2022 respectively. Additionally, the Company was obligated to pay an ongoing royalty ranging from 1.0% to 1.5% of the net sales of products utilizing the licensed intellectual property, subject to a minimum royalty quarterly fee of $1,500. In June 2023, the sublicense agreement was terminated and the Company is no longer required to pay any ongoing administration or royalty fees following the termination.
The Company recorded royalty expense of $1,500 to cost of goods sold for both the three months ended September 30, 2023 and 2022, and recorded $5,000 and $215,000 for the nine months ended September 30, 2023 and 2022, respectively.
Self-Insured Health Plan

As of January 1, 2023, the Company implemented a self-insurance program to cover employees and their dependent health benefits, including medical, dental and vision. As part of the program, the Company also has stop-loss coverage from a third party which limits the exposure to large claims. The Company records a liability associated with these benefits that includes an estimate of both claims filed and losses incurred but not yet reported based on historical claims experience. In estimating this accrual, the Company utilizes an independent third-party broker to estimate a range of expected losses, which are based on analyses of historical data. The assumptions are closely monitored and adjusted when necessary by changing circumstances. If the liability generated from incurred claims exceeds the expense recorded, the Company may record an additional expense. As of September 30, 2023, the Company's self-insurance liability, inclusive of administrative fees, was $2.1 million, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
8. CONCENTRATIONS

The Company’s revenue is derived primarily from the sale of catheter-based therapeutic devices in the United States. For the three and nine months ended September 30, 2023 and 2022, there were no customers which accounted for more than 10% of the Company’s revenue. As of September 30, 2023 and December 31, 2022, there were no customers that accounted for more than 10% of the Company’s accounts receivable.
No vendor accounted for more than 10% of the Company’s purchases for the three and nine months ended September 30, 2023 and 2022. There were no vendors that accounted for more than 10% of the Company’s accounts payable as of September 30, 2023 and December 31, 2022.
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

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
9. RELATED PARTY

The Company utilizes MRI The Hoffman Group (“MRI”), a recruiting services company owned by the brother of the former Chief Executive Officer and President and current member of the board of directors of the Company. The Company paid for recruiting services provided by MRI amounting to $67,000 and $70,000 for the three months ended September 30, 2023 and 2022, respectively, and $147,000 and $262,000 for the nine months ended September 30, 2023 and 2022, respectively, which was included in SG&A expenses on the condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2023 and December 31, 2022, there was no balance payable to MRI.
10. CREDIT FACILITY

Bank of America Credit Facility
On December 16, 2022, the Company amended its senior secured revolving credit facility with Bank of America (the “Amended Credit Agreement”) to, among other things, increase the amount available for borrowing to up to a maximum principal amount of $40.0 million and increase the optional accordion to $120.0 million. The Amended Credit Agreement matures on December 16, 2027. The amount available to borrow under the Amended Credit Agreement as of September 30, 2023 is approximately $37.6 million, comprised of: a) 90% of eligible accounts receivable, plus b) pledged cash (up to $10.0 million).
Advances under the Amended Credit Agreement will bear interest at a base rate per annum (the “Base Rate”) plus an applicable margin (the “Margin”). The Base Rate equals the greater of (i) the Prime Rate, (ii) the Federal funds rate, plus 0.50%, or (iii) the Bloomberg Short-Term Bank Yield Index (“BSBY”) rate based upon an interest period of one month plus 1.00%, in any case has a floor of 0%. The Margin ranges, depending on average daily availability, from 0.50% to 1.00% in the case of Prime Rate and the Federal funds rate loans, and from 1.50% to 2.00% in the case of BSBY Rate loans. As a condition to entering into the Amended Credit Agreement, the Company was obligated to pay a nonrefundable fee of $10,000. The Company is also required to pay an unused line fee at an annual rate of 0.25% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Amended Credit Agreement.
The Amended Credit Agreement also includes a Letter of Credit subline facility (the “LC Facility”) of up to $5.0 million. In February 2023, the Company amended the LC Facility to increase the limit to up to $10.0 million. The aggregate stated amount outstanding of letters of credit reduces the total borrowing base available under the Amended Credit Agreement. The Company is required to pay the following fees under the LC Facility: (a) a fee equal to the applicable margin in effect for BSBY loans (currently 2.25%) times the average daily stated amount of outstanding letters of credit; and (b) a fronting fee equal to 0.125% per annum on the stated amount of each letter of credit outstanding. As of September 30, 2023, the Company had four letters of credit in the aggregated amount of $2.4 million outstanding under the LC Facility.
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
As of September 30, 2023, there was no principal amount outstanding and no cash was pledged under the Amended Credit Agreement, and the Company was in compliance with its covenant requirement. Obligations under the Credit Agreement are secured by substantially all of the Company’s assets, excluding intellectual property.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Accumulated Other Comprehensive Income (Loss)
The Company’s accumulated other comprehensive income (loss) includes $1.1 million loss on foreign currency translation adjustments and less than $0.1 million of unrealized loss on investments as of September 30, 2023, and $1.0 million loss on foreign currency translation adjustments and $1.8 million of unrealized gain on investments as of December 31, 2022. There were no reclassification adjustments from accumulated other comprehensive income (loss) during the nine months ended September 30, 2023 and 2022.
12. EQUITY INCENTIVE PLANS

In 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”) to permit the grant of share-based awards, such as stock grants and incentives and non-qualified stock options to employees and directors. The Board has the authority to determine to whom awards will be granted, the number of shares, the term and the exercise price.
In March 2020, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”), which became effective in connection with the Company’s initial public offering in May 2020 (“IPO”). As a result, the Company may not grant any additional awards under the 2011 Plan. The 2011 Plan will continue to govern outstanding equity awards granted thereunder. In addition, the number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2021, in an amount equal to 3% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As of September 30, 2023, there were 6,523,570 shares available for issuance under the 2020 Plan, including 1,620,650 additional shares reserved effective January 1, 2023.
2011 Equity Incentive Plan
Restricted Stock Units
In March 2019, the Company granted, under the 2011 Plan, restricted stock unit awards (“RSUs”) to certain employees that vest only upon the satisfaction of both a time-based service condition and a performance-based condition that was satisfied on the effective date of the IPO of the Company’s common stock. The RSUs were subject to four-year cliff vesting and vested in full in March 2023. The vesting was also subject to a market-based condition related to the value of the Company’s common stock as of the vesting date. As a result of exceeding the value of the Company's common stock as set forth in the grant agreement, the maximum amount of RSUs were earned and vested during the nine months ended September 30, 2023.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
RSU activity under the 2011 Plan is set forth below:

	Number of Awards	Weighted Average Fair Value
Outstanding, December 31, 2022	2,712,674	$0.17
Vested	(2,712,674)	(a)
Outstanding, September 30, 2023	—	$—
_____________
(a) The vested RSUs will be distributed to the employees in installments. The first installment was distributed in the quarter ended March 31, 2023 with a weighted average fair value of $64.34. The second installment was distributed in the quarter ended June 30, 2023 with a weighted average fair value of $71.17. The third installment was distributed in the quarter ended September 30, 2023 with a weighted average fair value of $68.33. The remaining shares will be distributed within the quarter ended December 31, 2023.
The total fair value of RSUs vested under the 2011 Plan was $170.6 million for the nine months ended September 30, 2023. No RSUs had vested under the 2011 plan for the nine months ended September 30, 2022.
Stock Options
A summary of stock option activity under the 2011 Plan for the nine months ended September 30, 2023 is as follows (intrinsic value in thousands):

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Outstanding, December 31, 2022	1,456,328	$1.93	6.20	$89,749
Exercised	(334,351)	$1.48		$20,583
Cancelled	(3,324)	$5.02
Outstanding, September 30, 2023	1,118,653	$2.06	5.40	$70,857
Vested and exercisable at September 30, 2023	1,091,976	$1.95	5.40	$69,283
Vested and expected to vest at September 30, 2023	1,118,415	$2.06	5.40	$70,843
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

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
RSU activity under the 2020 Plan is set forth below:

	Number of Awards	Weighted Average Fair Value
Outstanding, December 31, 2022	999,215	$79.16
Granted	778,398	58.56
Vested	(343,689)	74.28
Cancelled	(103,667)	73.67
Outstanding, September 30, 2023	1,330,257	$68.79
The total fair value of RSUs vested under the 2020 Plan was $6.9 million and $4.5 million for the three months ended September 30, 2023 and 2022, respectively, and $21.0 million and $15.3 million for the nine months ended September 30, 2023 and 2022, respectively.
Stock options
During the nine months ended September 30, 2023, the Company granted non-qualified stock options to certain employees with vesting over a four-year period on a quarterly basis. The fair value of the stock options was calculated using the Black-Scholes option pricing model, which requires valuation assumptions of expected term, expected volatility, risk-free interest rate, and expected dividend yield. For the purposes of the Black-Scholes valuation model, the Company used the simplified method for determining the expected term of the granted options. The simplified method was used since the Company does not have adequate historical data to utilize in calculating the expected term of options. The fair value for options granted was calculated using the following weighted average assumptions:

Nine Months Ended September 30, 2023
Expected term (in years)	4.56
Expected volatility	50.35%
Dividend yield	0.00%
Risk free interest rate	4.05%
Weighted-average fair value of options granted	$25.98 per share
A summary of stock option activities under the 2020 Plan for the nine months ended September 30, 2023 is as follows (intrinsic value in thousands):

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Outstanding, December 31, 2022	—	$—	—	$—
Granted	181,870	$56.00
Exercised	(916)	$56.00		$9
Cancelled	(9,428)	$56.00
Outstanding, September 30, 2023	171,526	$56.00	6.40	$1,612
Vested and exercisable at September 30, 2023	21,429	$56.00	6.20	$201
Vested and expected to vest at September 30, 2023	158,495	$56.00	6.40	$1,490

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
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2023	2022
Expected term (in years)	0.5	0.5
Expected volatility	42.08% - 49.89%	56.09% - 72.78%
Dividend yield	0.00%	0.00%
Risk free interest rate	4.79% - 5.54%	0.48% - 2.96%
As of September 30, 2023, a total of (i) 423,109 shares of common stock, including 118,494 shares purchased in July 2023 and 86,051 shares purchased in January 2023, have been purchased under the ESPP, and (ii) 2,103,629 shares of common stock are reserved under the ESPP for future purchases, including 540,217 additional shares, which were automatically added to the reserve on January 1, 2023 pursuant to the terms of the ESPP.
Stock-based Compensation Expense
Total compensation cost for all share-based payment arrangements recognized, including $0.7 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively, and $2.9 million and $2.5 million for nine months ended September 30, 2023 and 2022, respectively, of stock-based compensation expense related to the ESPP, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$393	$386	$1,232	$1,126
Research and development	1,587	1,051	4,981	3,143
Selling, general and administrative	7,864	5,919	24,323	16,806
	$9,844	$7,356	$30,536	$21,075
Total stock-based compensation expense as of September 30, 2023 related to all non-vested awards to be recognized in future periods was $78.9 million and is expected to be recognized over the remaining weighted average period of 2.7 years.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
13. INCOME TAXES

The following table reflects the Company’s provision for income taxes for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income (loss) before income taxes	$5,590	$(9,313)	$7,420	$(21,377)
Provision for income taxes	2,428	840	4,391	2,092
Net income (loss)	$3,162	$(10,153)	$3,029	$(23,469)
Provision for income taxes as a percentage of income (loss) before income taxes	43.4%	(9.0%)	59.2%	(9.8%)
The effective tax rate for all periods is driven by pre-tax income/(loss), business credits, equity compensation, state taxes, and the change in valuation allowance. The Company's income tax provision for interim reporting periods historically has been calculated by applying an estimate of the annual effective income tax rate for the full year to “ordinary” income (loss) for the interim reporting period. In addition, the tax effects of certain significant or unusual items are recognized discretely in the quarter in which they occur. For the nine months ended September 30, 2023, the Company calculated the income tax provision using this methodology. For the nine months ended September 30, 2022, a discrete effective income tax rate method was used as if the interim year to date period was an annual period.
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
Valuation Allowance
ASC 740, Income Taxes requires that the tax benefit of net operating losses, or NOLs, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryback or carryforward periods. As of December 31, 2022, the Company maintained a full valuation allowance of $30.3 million against the Company's net deferred tax assets. As of September 30, 2023, the Company believes that the deferred tax assets are currently not considered more likely than not to be realized and, accordingly, has maintained a full valuation allowance against its deferred tax assets. The Company will continue to assess its position on the realizability of its deferred tax assets, until such time as sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Any release of the valuation allowance may result in a material benefit recognized in the quarter of release.
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

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
14. RETIREMENT PLAN

In December 2017, the Company adopted the Inari Medical, Inc. 401(k) Plan which allows eligible employees after one month of service to contribute pre-tax and Roth contributions to the plan, as allowed by law. The plan assets are held by Vanguard and the plan administrator is Ascensus Trust Company. Beginning in January 2021, the Company contributes a $1.00 match for every $1.00 contributed by a participating employee up to the greater of $3,000 or 4% of eligible compensation under the plan, with such Company's contributions becoming fully vested immediately. Matching contribution expense was $2.0 million and $1.7 million for the three months ended September 30, 2023 and 2022, respectively, and $6.9 million and $6.2 million for the nine months ended September 30, 2023 and 2022, respectively.
15. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net income (loss) per share is computed using the treasury stock method by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net income (loss) per share calculation, shares from common stock options, RSUs and ESPP are potentially dilutive securities. For the periods the Company is in a net loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive common shares would have been anti-dilutive.
The components of net income (loss) per share are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$3,162	$(10,153)	$3,029	$(23,469)
Denominator:
Weighted average number of common shares outstanding - basic	57,384,884	53,491,625	56,478,317	52,552,662
Common stock equivalents from outstanding options	1,102,642	—	1,173,190	—
Common stock equivalents from unvested RSUs	94,531	—	832,873	—
Common stock equivalents from ESPP	6,395	—	11,541	—
Weighted average number of common shares outstanding - diluted	58,588,452	53,491,625	58,495,921	52,552,662
Net income (loss) per share:
Basic	$0.06	$(0.19)	$0.05	$(0.45)
Diluted	$0.05	$(0.19)	$0.05	$(0.45)

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net income (loss) per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock options	171,526	1,838,562	1,290,179	1,838,562
RSUs	555,468	3,694,930	1,332,500	3,694,930
	726,994	5,533,492	2,622,679	5,533,492

16. SUBSEQUENT EVENTS

On November 1, 2023, the Company announced that it entered into a share purchase agreement (the “Purchase Agreement”) to acquire LimFlow, S.A. (“LimFlow”), a medical device company focused on limb salvage for patients with chronic limb-threatening ischemia (the “LimFlow Acquisition”). Under the terms of the Purchase Agreement, the Company will pay $250 million in cash at closing, subject to adjustment based on the working capital, indebtedness, cash and transaction expenses of LimFlow. Additional contingent payments of up to $165 million will be payable depending on the achievement of certain commercial and reimbursement milestones. The Company expects to fund this acquisition via its existing cash and the availability under its credit facility. The LimFlow Acquisition is expected to close in the fourth quarter of the year ended December 31, 2023 and is subject to certain customary closing conditions set forth in the Purchase Agreement.
On November 1, 2023, the Company amended its credit facility to, among other things, increase the amount available for borrowing to up to a maximum principal amount of $75.0 million. Additionally, advances under this amended credit agreement will bear interest at a base rate per annum (“the Base Rate”) or the Bloomberg Short-Term Bank Yield Index (“the BSBY”) rate, plus an applicable margin (“the Margin”). The Margin ranges from 0.60% to 1.10% in the case of the Base Rate loans and 1.60% to 2.10% in the case of the BSBY rate loans depending on average daily availability, in each case with a floor of 0%. As a condition of entering into this amended credit agreement, the Company was obligated to pay a nonrefundable fee of $88,000. Lastly, the Company amended the LC Facility to increase the limit to up to $18.8 million.

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
Our solutions (“products”) primarily consist of our ClotTriever and FlowTriever systems, which are minimally invasive, novel, catheter-based mechanical thrombectomy systems that are purpose-built for the specific characteristic of the venous system and the treatment of the two distinct manifestations of venous thromboembolism, or VTE - deep vein thrombosis, or DVT, and pulmonary embolism, or PE. Our ClotTriever system is FDA-cleared for the treatment of DVT, and our FlowTriever system is the first thrombectomy system FDA-cleared for the treatment of PE and is also FDA-cleared for clot in transit in the right atrium. Our solutions also consist of our InThrill system, which is FDA-cleared for the removal of thrombus from the peripheral vasculature and designed for smaller vessels, and our ProTrieve sheath, which is FDA-cleared for removal of thrombus from the peripheral vasculature through aspiration. During the nine months ended September 30, 2023, we released the RevCore thrombectomy catheter, which is an FDA-cleared mechanical thrombectomy device for venous stent thrombosis, Triever 16 Curve catheter, which is FDA-cleared for PE and venous thrombus removal, and ClotTriever Bold catheter, which is FDA-cleared for DVT and the removal of acute and chronic clots in the peripheral vasculature. In addition, we released ClotTriever XL, which is a purpose-built FDA-cleared catheter for efficient clot removal with minimal blood loss.
In March 2022, we completed an underwritten public offering, or the Follow-On Offering, of 2,300,000 shares of common stock, at a price of $81.00 per share. We received net proceeds of approximately $174.4 million, after deducting underwriters’ discounts and commissions and offering costs.
As of September 30, 2023, we had cash, cash equivalents, and short-term investments of $351.3 million, no long-term debt outstanding and an accumulated deficit of $43.8 million.
For the three months ended September 30, 2023, we generated $126.4 million in revenues with a gross margin of 88.5% and net income of $3.2 million, as compared to revenues of $96.2 million with a gross margin of 88.5% and net loss of $10.2 million for the three months ended September 30, 2022.
For the nine months ended September 30, 2023, we generated $361.5 million in revenues with a gross margin of 88.4% and net income of $3.0 million, as compared to revenues of $275.7 million with a gross margin of 88.6% and net loss of $23.5 million for the nine months ended September 30, 2022.

Revenue
We derived substantially all our revenue from the sale of our ClotTriever and FlowTriever systems directly to hospitals primarily located in the United States. Our customers typically purchase our products through an initial stocking order, and then reorder replenishment inventory as procedures are performed. No single customer accounted for 10% or more of our revenue during the three and nine months ended September 30, 2023 and 2022. We expect our revenue to increase in absolute dollars as we expand our offerings globally, grow our sales organization and sales territories, add customers, expand the base of physicians that are trained to use our products, expand awareness of our products with new and existing customers and as physicians perform more procedures using our products.
Revenue from ClotTriever and other systems and FlowTriever system as a percentage of total revenue is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
ClotTriever and other systems	32%	31%	34%	32%
FlowTriever system	68%	69%	66%	68%
RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2023 and 2022
The following table sets forth the components of our unaudited condensed consolidated statements of operations in dollars and as percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Change $
	2023	%	2022	%
Revenue	$126,366	100.0%	$96,204	100.0%	$30,162
Cost of goods sold	14,477	11.5%	11,064	11.5%	3,413
Gross profit	111,889	88.5%	85,140	88.5%	26,749
Operating expenses
Research and development	21,492	17.0%	19,105	19.9%	2,387
Selling, general and administrative	88,284	69.9%	75,833	78.8%	12,451
Total operating expenses	109,776	86.9%	94,938	98.7%	14,838
Income (loss) from operations	2,113	1.6%	(9,798)	(10.2)%	11,911
Other income (expense)
Interest income	4,202	3.3%	618	0.6%	3,584
Interest expense	(43)	—%	(74)	(0.1)%	31
Other expense	(682)	(0.5)%	(59)	(0.1)%	(623)
Total other income	3,477	2.8%	485	0.4%	2,992
Income (loss) before income taxes	5,590	4.4%	(9,313)	(9.8)%	14,903
Provision for income taxes	2,428	1.9%	840	0.9%	1,588
Net income (loss)	$3,162	2.5%	$(10,153)	(10.7)%	$13,315
Revenue. Revenue increased $30.2 million, or 31.4%, to $126.4 million during the three months ended September 30, 2023, compared to $96.2 million during the three months ended September 30, 2022. The increase in revenue was primarily due to an increase in the number of products sold as we expanded our sales territories, opened new accounts and achieved deeper penetration of our products into existing accounts, and introduced new products.

Cost of Goods Sold. Cost of goods sold increased $3.4 million, or 30.8%, to $14.5 million during the three months ended September 30, 2023, compared to $11.1 million during the three months ended September 30, 2022. This increase was primarily due to the increase in the number of products sold and additional manufacturing overhead costs to support anticipated future growth.
Gross Margin. Gross margin for the three months ended September 30, 2023 and 2022 remained flat at 88.5%.
Research and Development Expenses (“R&D”). R&D expenses increased $2.4 million, or 12.5%, to $21.5 million during the three months ended September 30, 2023, compared to $19.1 million during the three months ended September 30, 2022. The increase in R&D expenses was primarily due to increases of $1.5 million of material and supplies related expenses and $0.8 million of personnel-related expenses.
Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $12.5 million, or 16.4%, to $88.3 million during the three months ended September 30, 2023, compared to $75.8 million during the three months ended September 30, 2022. The increase in SG&A expenses was primarily due to increases of $9.7 million in personnel-related expenses as a result of increased headcount and increased commissions due to higher revenue, $3.0 million of expenses related to professional fees, $0.6 million of material and supplies related expenses, and $0.3 million of facilities-related expenses, partially offset by decreases of $0.8 million in sales and marketing related expenses, and $0.4 million of expenses related to insurance costs.
Interest Income. Interest income increased $3.6 million to $4.2 million during the three months ended September 30, 2023, compared to $0.6 million during the three months ended September 30, 2022. The increase in interest income was primarily due to an increase in interest rates as well as an increase in the average balance of our short-term investments during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Interest Expense. Interest expense decreased to $43,000 during the three months ended September 30, 2023, compared to $74,000 during the three months ended September 30, 2022.
Other Expense. Other expense was $0.7 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. The increase in other expense was primarily due to an impairment loss related to our strategic investment of $0.6 million, and foreign currency transaction losses.
Income Taxes. Income taxes increased $1.6 million to $2.4 million during the three months ended September 30, 2023, compared to $0.8 million during the three months ended September 30, 2022. The increase in income taxes primarily relates to an increase in the current year U.S. federal and state income taxes due to an increase in the U.S. pre-tax book income for the three months ended September 30, 2023.

Comparison of the nine months ended September 30, 2023 and 2022
The following table sets forth the components of our unaudited condensed consolidated statements of operations in dollars and as percentage of revenue for the periods presented (dollars in thousands):

	Nine Months Ended September 30,				Change $
	2023	%	2022	%
Revenue	$361,538	100.0%	$275,700	100.0%	$85,838
Cost of goods sold	42,062	11.6%	31,378	11.4%	10,684
Gross profit	319,476	88.4%	244,322	88.6%	75,154
Operating expenses
Research and development	64,641	17.9%	53,809	19.5%	10,832
Selling, general and administrative	259,570	71.8%	212,721	77.2%	46,849
Total operating expenses	324,211	89.7%	266,530	96.7%	57,681
Loss from operations	(4,735)	(1.3%)	(22,208)	(8.1%)	17,473
Other income (expense)
Interest income	12,899	3.6%	882	0.3%	12,017
Interest expense	(127)	—%	(220)	(0.1%)	93
Other (expense) income	(617)	(0.2%)	169	0.1%	(786)
Total other income	12,155	3.4%	831	0.3%	11,324
Income (loss) before income taxes	7,420	2.1%	(21,377)	(7.8%)	28,797
Provision for income taxes	4,391	1.2%	2,092	0.8%	2,299
Net income (loss)	$3,029	0.9%	$(23,469)	(8.6%)	$26,498
Revenue. Revenue increased $85.8 million, or 31.1%, to $361.5 million during the nine months ended September 30, 2023, compared to $275.7 million during the nine months ended September 30, 2022. The increase in revenue was due primarily to an increase in the number of products sold as we expanded our sales territories, opened new accounts and achieved deeper penetration of our products into existing accounts, and introduced new products.
Cost of Goods Sold. Cost of goods sold increased $10.7 million, or 34.0%, to $42.1 million during the nine months ended September 30, 2023, compared to $31.4 million during the nine months ended September 30, 2022. This increase was primarily due to the increase in the number of products sold and additional manufacturing overhead costs to support anticipated future growth.
Gross Margin. Gross margin for the nine months ended September 30, 2023 decreased to 88.4%, compared to 88.6% for the nine months ended September 30, 2022, primarily due to the increase in costs associated with the addition of new components offered under our FlowTriever system price, partially offset by manufacturing efficiencies.
Research and Development Expenses. R&D expenses increased $10.8 million, or 20.1%, to $64.6 million during the nine months ended September 30, 2023, compared to $53.8 million during the nine months ended September 30, 2022. The increase in R&D expenses was primarily due to increases of $6.4 million of personnel-related expenses, $4.0 million of material and supplies related expenses, $0.9 million of clinical and regulatory expenses, and $0.3 million in software costs and depreciation expenses in support of our growth drivers to develop new products and build the clinical evidence base, partially offset by a decrease of $1.1 million of expenses related to professional fees.
Selling, General and Administrative Expenses. SG&A expenses increased $46.8 million, or 22.0%, to $259.6 million during the nine months ended September 30, 2023, compared to $212.7 million during the nine months ended September 30, 2022. The increase in SG&A expenses was primarily due to increases of $42.2 million in personnel-related expenses as a result of increased headcount and increased commissions due to higher revenue, $2.8 million of expenses related to professional fees, $1.9 million in travel and related expenses, $1.6 million of materials and supplies, $0.7 million related to facilities-related expenses, and $0.6 million of software costs and depreciation expenses, partially offset by decreases of $2.1 million in sales and marketing related expenses and $1.0 million of insurance related expenses.
Interest Income. Interest income increased $12.0 million to $12.9 million during the nine months ended September 30, 2023, compared to $0.9 million during the nine months ended September 30, 2022. The increase in interest income was primarily due to an increase in interest rates as well as an increase in the average balance of our short-term investments during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Interest Expense. Interest expense decreased to $127,000 during the nine months ended September 30, 2023, compared to $220,000 during the nine months ended September 30, 2022.
Other (Expense) Income. Other expense was $0.6 million and other income was $0.2 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The change in other (expense) income was primarily due to an impairment loss related to our strategic investment of $0.6 million, and foreign currency transaction losses.
Income Taxes. Income taxes increased $2.3 million to $4.4 million for the nine months ended September 30, 2023, compared to $2.1 million during the nine months ended September 30, 2022. The increase in the income taxes primarily relates to an increase in the current year U.S. federal and state income taxes due to an increase in the U.S. pre-tax book income for the nine months ended September 30, 2023.
LIQUIDITY AND CAPITAL RESOURCES
To date, our primary sources of capital have been the net proceeds we received through private placements of preferred stock, debt financing agreements, the sale of common stock in our IPO completed on May 27, 2020 and the Follow-On Offering completed in March 2022, and revenue from the sale of our products. As of September 30, 2023, we had cash and cash equivalents of $89.2 million and short-term investments in debt securities of $262.1 million. We maintain cash and cash equivalents with financial institutions in excess of insured limits.
On November 1, 2023, we announced that we entered into a Purchase Agreement to acquire LimFlow. Under the terms of the Purchase Agreement, we will pay $250 million in cash at closing, subject to adjustment based on the working capital, indebtedness, cash and transaction expenses of LimFlow. Additional contingent payments of up to $165 million will be payable depending on the achievement of certain commercial and reimbursement milestones. We expect to fund this acquisition via our existing cash and the availability under our credit facility. The LimFlow Acquisition is expected to close in the fourth quarter of the year ended December 31, 2023 and is subject to certain customary closing conditions set forth in the Purchase Agreement.
In December 2022, we amended the revolving Credit Agreement governing our senior secured revolving credit facility with Bank of America (“the Amended Credit Agreement”) to, among other things, increase the amount available for borrowing to up to a maximum of $40.0 million and increase the optional accordion to $120.0 million. As of September 30, 2023, we had no principal outstanding under the Amended Credit Agreement and the amount available to borrow was approximately $37.6 million. The Amended Credit Agreement also includes a LC Facility of up to $5.0 million. In February 2023, we amended the LC Facility to increase the limit to up to $10.0 million. The aggregate stated amount outstanding of letters of credit reduces the total borrowing base available under the Amended Credit Agreement and is subject to certain fees. As of September 30, 2023, we had four letters of credit in the aggregated amount of $2.4 million outstanding under the LC Facility. For additional information about the Amended Credit Agreement, see note 10. Credit Facility to our condensed consolidated financial statements, which is included in “Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)” of this report. On November 1, 2023, we amended our credit facility to, among other things, increase the amount available for borrowing to up to a maximum principal amount of $75.0 million. We also amended the LC Facility to increase the limit to up to $18.8 million.
In October 2023, we signed a ten-year lease for real estate with total undiscounted contractual payments for the three-year term of the lease of $7.2 million, which are expected to commence in October 2024.
Our other short-term and long-term material cash requirements, from known contractual obligations as of September 30, 2023, include operating lease liabilities and uncertain tax positions, as discussed in note 7. Commitments and Contingencies and note 13. Income Taxes to our condensed consolidated financial statements section of this report, which is included in “Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)” of this report.
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
CASH FLOWS
The following table summarizes our cash flows for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$23,686	$(25,227)
Investing activities	1,698	(161,969)
Financing activities	3,581	178,827
Effect of foreign exchange rate changes on cash and cash equivalents	(5)	(855)
Net increase (decrease) in cash and cash equivalents	$28,960	$(9,224)
Net cash used in operating activities
Net cash provided by operating activities for the nine months ended September 30, 2023 was $23.7 million, consisting primarily of net income of $3.0 million and non-cash charges of $27.6 million, offset by a net change in our net operating assets and liabilities of $6.9 million. The non-cash charges primarily consisted of stock-based compensation expense of $30.5 million, depreciation of $4.2 million, and amortization of the right-of-use assets of $3.1 million, partially offset by amortization of premium and discount on marketable securities of $11.4 million. The change in our net operating assets and liabilities was primarily due to increases in accounts receivable of $11.6 million, inventories of $7.8 million, payroll-related accruals, accrued expenses and other liabilities of $7.2 million, and accounts payable of $2.4 million, in addition to a decrease in prepaid expenses, deposits and other assets of $4.3 million and operating lease liabilities of $1.0 million.
Net cash used in operating activities for the nine months ended September 30, 2022 was $25.2 million, consisting primarily of net loss of $23.5 million and a net change in our net operating assets and liabilities of $28.5 million, offset by non-cash charges of $26.8 million. The change in our net operating assets and liabilities was primarily due to increases in accounts receivable of $12.2 million, inventories of $8.7 million, and prepaid and other assets of $1.5 million, in addition to a decrease in lease prepayments for lessor’s owned leasehold improvements of $4.5 million. The non-cash charges primarily consisted of $21.1 million in stock-based compensation expense, $3.4 million in depreciation, and $1.8 million in amortization of the right-of-use assets.
Net cash used in investing activities
Net cash provided by investing activities for the nine months ended September 30, 2023 was $1.7 million, consisting of purchases of $394.5 million of short-term investments, $3.8 million of property and equipment, and $0.6 million of other investments, offset by maturities of short-term investments of $400.6 million.
Net cash used in investing activities for the nine months ended September 30, 2022 was $162.0 million, consisting of purchases of $332.1 million of short-term investments, $5.7 million of other investments, and $8.2 million of property and equipment, offset by maturities of short-term investments of $184.0 million.
Net cash provided by financing activities
Net cash provided by financing activities in the nine months ended September 30, 2023 was $3.6 million, consisting of $9.9 million of proceeds from the issuance of common stock under our employee stock purchase plan and $0.5 million of proceeds from the exercise of stock options, offset by $6.9 million of tax payments related to vested RSUs.
Net cash provided by financing activities in the nine months ended September 30, 2022 was $178.8 million, consisting of $174.4 million of net proceeds from the issuance of common stock in the Follow-On Offering, net of issuance costs of $11.9 million, $8.4 million of proceeds from the issuance of common stock under our employee stock purchase plan and $0.6 million of proceeds from the exercise of stock options, offset by $4.6 million of tax payments related to vested RSUs.
CRITICAL ACCOUNTING POLICIES ESTIMATES
Other than the accounting policy changes discussed in note 2. Summary of Significant Accounting Policies to our condensed consolidated financial statements, which is included in “Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)”, there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2023, as compared to the critical accounting policies disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023.
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
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2023. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2023, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any control and procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in internal control over financial reporting
During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Insider Trading Arrangements
As previously disclosed, in connection with grants made under the 2011 Equity Incentive Plan for RSUs, certain RSUs were vested in March 2023 and will be distributed in installments to the employees. In November 2022, to ensure that we would receive the funds required to pay all tax obligations due in connection with the distribution and settlement of these previously-vested RSUs on a timely basis, Mr. Bill Hoffman, a member of our Board of Directors, Mr. Andrew Hykes, Chief Executive Officer and President, and Dr. Thomas Tu, Chief Medical Officer, each entered into an agreement to permit us to sell shares of our common stock sufficient to satisfy such taxes. We previously determined that we would not carry out the instruction with respect to Mr. Hoffman after he informed us that he will wire sufficient funds to us in advance of the remaining November 15, 2023 distribution so that we can remit such taxes on his behalf to the relevant taxing authorities. As such, we do not intend to sell shares to cover Mr. Hoffman’s tax obligations. With respect to Mr. Hykes and Dr. Tu, we intend to sell the required shares, approximately 37,000 and 25,000 respectively, to cover the applicable tax obligations for the November 2023 distribution in accordance with the terms of their previous instructions.
No officer (as defined in Rule 16a-1(f) under the Exchange Act) or director has entered into, modified or terminated a trading plan pursuant to Rule 10b5-1(c) under the Exchange Act, or any other non-rule 10b5-1 trading plan during the three months ended September 30, 2023.

Item 6. EXHIBITS

Exhibit Number	Description		Incorporated by reference
		Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39293	3.1	5/28/2020
3.2	Amended and Restated Bylaws	8-K	001-39293	3.2	5/28/2020
10.1#	Amended and Restated Employment Agreement, effective September 18, 2023, by and between Inari Medical, Inc. and Andrew Hykes	8-K	001-39293	10.1	9/22/2023
10.2#	Amended and Restated Employment Agreement, effective September 18, 2023, by and between Inari Medical, Inc. and Mitchell Hill	8-K	001-39293	10.2	9/22/2023
10.3#	Amended and Restated Employment Agreement, effective September 18, 2023, by and between Inari Medical, Inc. and Thomas T. Tu, MD	8-K	001-39293	10.3	9/22/2023
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its EBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

Inari Medical, Inc.

Date: November 1, 2023	By:	/s/ Andrew Hykes
Andrew Hykes
Chief Executive Officer and President (Principal Executive Officer)

Date: November 1, 2023	By:	/s/ Mitchell Hill
Mitchell Hill
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)