Form 10-K
period 2023-12-31
Inari Medical, Inc.
filed 2024-02-29
CIK 1531048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM___________TO
Commission File Number 001-39293
_________________________________________
Inari Medical, Inc.
(Exact name of Registrant as specified in its Charter)
_________________________________________

Delaware	45-2902923
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6001 Oak Canyon, Suite 100 Irvine, California	92618
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (877) 923-4747
_________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	NARI	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $2.83 billion.
The number of shares of Registrant’s Common Stock outstanding as of February 23, 2024 was 57,960,555.

DOCUMENTS INCORPORATED BY REFERENCE
The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2023. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “would”, “should”, “expects”, “plans”, “anticipates”, “could”, “intends”, “targets”, “projects”, “contemplates”, “believes”, “estimates”, “forecasts”, “predicts”, “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements regarding our future results of operations and financial position, plans for our products, expectations regarding our recent acquisition of LimFlow S.A., the impact of macroeconomic conditions, industry and business trends, stock compensation, business strategy, plans, market growth, regulatory climate, competitive landscape and our objectives for future operations.
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed below under “Summary Risk Factors”, in Part I, Item 1A. “Risk Factors” and other risks and uncertainties described elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2023. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

Summary Risk Factors
Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:
•We may incur operating losses in the future and we may not be able to sustain profitability;
•Our business is dependent upon the broad adoption of our solutions and catheter-based thrombectomy procedures by hospitals, physicians and patients;
•The market for our solutions is highly competitive, and our competitors may have longer operating histories, more established products and greater resources than we do;
•We face a number of manufacturing risks that may adversely affect our manufacturing abilities;
•We depend on a limited number of single source suppliers and, for certain of our products, on third-party contract manufacturers, which makes us vulnerable to supply shortages and price fluctuations;
•The use, misuse or off-label use of our solutions may result in enforcement action by the FDA or injuries that lead to product liability suits or regulatory action, either of which could be expensive, divert management's attention and harm our reputation and business;
•We may not be able to maintain adequate levels of third-party coverage and reimbursement or third parties may rescind or modify their coverage or delay payments related to our solutions;
•If the quality of our solutions does not meet the expectations of physicians or patients, then our brand and reputation or our business could be adversely affected;
•Our long-term growth depends on our ability to enhance our solutions, expand our indications and develop and commercialize additional new solutions in a timely manner and if we fail to do so we may be unable to grow our business;
•We may not be able to successfully integrate any companies or technologies that we have or may in the future acquire, including the LimFlow business;
•We may be unable to manage the anticipated growth of our business;
•We operate our business, including manufacturing the vast majority of our solutions, out of a single site in Irvine, California, and we may experience delays in production or an increase in costs if this facility is damaged or becomes inoperable;
•Our solutions and operations are subject to extensive government regulation and oversight in the United States and in foreign countries;
•We may not receive, or may be delayed in receiving, the necessary clearances, certifications or approvals for our future solutions or modifications to our current solutions, and failure to timely obtain necessary clearances, certifications or approvals for our future solutions or modifications to our current solutions would adversely affect our ability to grow our business; and
•Our success will depend on our, and any of our current and future licensors’, ability to obtain, maintain and protect our intellectual property rights.

PART I
Item 1. BUSINESS

Overview
Patients first. No small plans. Take care of each other. These are the guiding principles that form the ethos of Inari Medical. We are committed to improving lives in extraordinary ways by creating innovative solutions for both unmet and underserved health needs. In addition to our purpose-built solutions, we leverage our capabilities in education, clinical research, and program development to improve patient outcomes. We are passionate about our mission to establish our treatments as the standard of care for venous disease, including venous thromboembolism, chronic venous disease and beyond. We are just getting started.
We purpose build a variety of products, including minimally invasive, novel, catheter-based mechanical thrombectomy devices and their accessories to address the unique characteristics of specific disease states. In addition, in November 2023, we acquired LimFlow S.A. (LimFlow), a medical device company focused on limb salvage for patients with chronic limb-threatening ischemia (CLTI). CLTI is an advanced stage of peripheral artery disease that is associated with increased mortality, risk of amputation and impaired quality of life. The LimFlow system utilizes transcatheter arterialization of deep veins (TADV) to bypass blocked arteries in the leg and deliver oxygenated blood back into the foot via the veins in CLTI patients. Together, our devices and systems provide solutions to address the following disease states: deep vein thrombosis, pulmonary embolism, arteriovenous (AV) thrombosis primarily in dialysis fistulas or grafts, acute limb ischemia (ALI), chronic venous disease, and CLTI. The results of operations of LimFlow have been included in our consolidated financial statements from the date of the acquisition.
The key pillars of our growth strategy are:
•Driving our solutions towards standard of care in venous thromboembolism (VTE);
•Building momentum with new products in new markets;
•Expanding our footprint internationally.
We have experienced significant growth since we began commercializing our products in the United States. We generated revenue of $493.6 million, with a gross margin of 88.0% and net loss of $1.6 million during the year ended December 31, 2023, compared to revenue of $383.5 million, with a gross margin of 88.4% and net loss of $29.3 million during the year ended December 31, 2022.
The Market for Our Products
Our product offerings consist of solutions aimed at improving outcomes for patients suffering from venous thromboembolism and other vascular diseases and conditions, including chronic venous disease, small vessel thrombosis, arterial thromboembolism and chronic-limb-threatening ischemia.
Venous Thromboembolism
Venous thromboembolism, or VTE, is a disease caused by blood clot formation in the veins of the body and is a leading cause of death and disability worldwide. VTE includes both deep vein thrombosis, or DVT, and pulmonary embolism, or PE. Our first two devices, ClotTriever and FlowTriever, were developed to treat the debilitating effects of VTE, and this remains a core focus of our business.
The current standard of care for treating VTE is conservative medical management with anticoagulants, which are drugs designed to prevent further blood clotting, but that do not break down or eliminate existing clots. Anticoagulants are intended to stop further clot formation while the body attempts to break down and remove clots using natural mechanisms. Nearly all patients receive this treatment, many of whom remain on anticoagulants for the remainder of their lives. In addition to anticoagulants, some patients also receive thrombolytic drug therapy. Thrombolytic drugs accelerate the body’s natural mechanisms for breaking down clot but have limited effectiveness due to the chronic nature of most venous clots. These drugs also are associated with a risk of spontaneous major bleeding, including catastrophic bleeding in the brain. In addition, these drugs are expensive and require monitoring in a critical care setting, such as the intensive care unit, or ICU.
Deep Vein Thrombosis
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
Pulmonary Embolism
PE represents the third leading cause of cardiovascular death in the United States after myocardial infarction and stroke. Patients with PE can experience trouble breathing, chest pain, coughing blood, rapid heartbeat, passing out and, ultimately, death. Up to 50% of patients who survive have long-term residual pulmonary vascular obstruction due to the body’s inability to break down and eliminate the clot. These patients may experience significantly impaired function of the heart and lungs, shortness of breath, reduced exercise capacity and lifestyle limitations, and have a statistically higher rate of recurrent PE, pulmonary hypertension, heart failure and death. PE is a leading cause of preventable deaths in hospitals. For example, high-risk PE has a mortality rate of up to 50% within 30 days, with approximately 5% of all PE patients considered high risk. Intermediate-risk PE has a 6% to 15% mortality rate within 30 days, and represents approximately 50% of all PE patients.
We believe the best way to treat VTE and improve the quality of life for patients suffering from this disease is to safely and effectively remove the blood clot. Through our clinical evidence, we have proven that removing all or almost all of the clot matters. We purpose built our clot-removing ClotTriever and FlowTriever systems, which are described in more detail below under “Our Solutions - Venous Thromboembolism (VTE)” to effectively treat DVT and PE.
We estimate that approximately 1.9 million people present with VTE in the United States each year, with approximately 1.0 million patients diagnosed with DVT and approximately 900,000 patients diagnosed with PE each year. Based on our recent reassessment of the total addressable market for VTE in the United States, of these estimated annual DVT and PE diagnoses, we believe approximately 430,000 DVT patients and approximately 280,000 PE patients could benefit from safe and effective treatment with our ClotTriever and FlowTriever systems each year, respectively. In addition, we believe there are approximately 20,000 patients with clot in transit in the right atrium who could benefit from treatment with our FlowTriever system. Taken together, these patients represent a potential annual addressable U.S. market opportunity for these solutions of approximately $5.8 billion. We also believe there is a substantial market opportunity internationally.
Emerging Therapies
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

We believe the best way to treat CVD and improve the quality of life for patients suffering from this disease is to safely and effectively restore the flow through opening the obstructed vein, including the removal of any chronic clot that may remain. In addition to treating CVD with our existing ClotTriever and FlowTriever systems, we purpose built our ClotTriever BOLD catheter to address a range of clot chronicity, including chronic clot, and our RevCore thrombectomy catheter to address venous stent thrombosis. ClotTriever BOLD is a multi-purpose solution, addressing both chronic clot and DVT. We plan to continue our efforts in treating the debilitating effects of CVD and related diseases through additional solutions in the near and medium term.
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
We estimate that between approximately 150,000 and 200,000 patients in the United States each year present with AV thrombosis and another approximately 80,000 patients present with thrombosis below the knee or in the upper extremities. These patients represent a potential annual addressable U.S. market opportunity of approximately $1.0 billion. We also believe there is a substantial market opportunity internationally.
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

Chronic Limb-Threatening Ischemia
Chronic limb-threatening ischemia (CLTI) is an advanced stage of peripheral artery disease that is associated with increased mortality, risk of amputation and impaired quality of life. No-option CLTI patients are those who are facing major amputation and have exhausted all other therapeutic options. LimFlow's transcatheter arterialization of deep veins (TADV) system is minimally-invasive and is designed to bypass blocked arteries in the leg and deliver oxygenated blood back into the foot via the veins in no-option CLTI patients.
CLTI is a large and underpenetrated market, impacting more than 1.5 million patients each year globally, approximately 560,000 of which are in the United States. We estimate that no-option CLTI impacts approximately 55,000 patients in the United States each year. We believe these patients represent a potential annual addressable market opportunity of approximately $1.5 billion. As a result, we believe that CLTI represents one of the most significant unmet needs in vascular medicine.
International
We compete globally in the U.S. and across international geographies. International includes countries across Europe, Middle East, and Africa (EMEA), Latin America and Canada (LAC), and Asia Pacific (APAC). We currently operate in 22 countries within EMEA, six in LAC, and three in APAC. In these international markets, we sell products either directly or through distributors, with the practice varying by country.
Our Solutions
We believe our VTE and Emerging Therapy products are transformational. Key benefits of our VTE products and certain of our Emerging Therapy products, including RevCore, and InThrill are to:
•Simple, intuitive and easy to use solutions to physicians;
•Enable short, single-session treatment with improved hospital and physician efficiency;
•Offer positive clinical outcomes for patients and economic value to hospitals;
•Capture and remove clot burden from vessels with tools designed to fit the vessel size, including large bore catheters for the venous system;
•Liberate clot mechanically where aspiration technology may not be as effective;
•Eliminate the need for thrombolytic drugs; and
•Remove clots safely with minimal blood loss and return blood to patients when treating PE using our proprietary FlowSaver blood return system.
We believe the historical bias for conservative medical management in clot removal is largely due to the ineffectiveness of, and risks associated with, current alternative treatments, and the lack of purpose-built solutions. The standard of care for treatment of other thrombotic diseases, such as myocardial infarction and stroke, has evolved from the use of anticoagulants alone to anticoagulants together with thrombolytic drugs and eventually to anticoagulants together with definitive catheter-based interventions. We believe our solutions could be the catalyst to drive the same evolution of treatment for our target opportunities, establishing our solutions as the standard of care.
Additionally, LimFlow, as one of our Emerging Therapy solutions, currently is the only FDA approved purpose-built system for artery to vein crossing and offers a critical alternative to amputation for no-option CLTI patients, as limb loss is associated with significant complications, mortality, and deterioration of quality of life. Key benefits of the LimFlow system for no-option CLTI patients are to:
•allow for a minimally-invasive procedure;
•provide for a reproducible procedure across diverse treatment sites and physicians;
•reduce pain and promote wound healing; and
•increase the chance of limb salvage.

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
Venous Thromboembolism (VTE)
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
Each component is packaged separately and may be sold individually or as part of a system. The ClotTriever system consists of the following primary components:

ClotTriever Sheath	ClotTriever Bold Catheter	ClotTriever Catheter	ProTrieve Sheath

ClotTriever XL		ClotTriever Bold Gen 2
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

The FlowTriever system consists of the following components, which are included in the price of the system:

Triever Catheters	FlowTriever Catheters	Triever20 Curve Catheter	FlowSaver Blood Return System

Intri24 Sheath	Large Bore Syringe and Whoosh Mechanism

Triever16 Curve Catheter	FlowStasis Suture Retention Device
Emerging Therapies
Chronic Venous Disease Toolkit
We are currently designing a toolkit for treating CVD. The first device in the toolkit is the ClotTriever BOLD which also forms part of our DVT toolkit. The ClotTriever BOLD is similar to the original ClotTriever catheter and is designed to core, capture and remove large clots from large vessels and address a range of clot chronicity, including chronic clot. The ClotTriever BOLD is 510(k) cleared for the non-surgical removal of thrombi and emboli from blood vessels, and for the injection, infusion, and/or aspiration of contrast media and other fluids into or from a blood vessel, is intended for use in the peripheral vasculature, including in patients with DVT, and is CE marked for the treatment of DVT. We began commercializing the ClotTriever BOLD in early 2022.
During the second quarter of 2023, we began commercializing the RevCore thrombectomy catheter, which is the first mechanical thrombectomy device developed to treat acute to chronic in-stent thrombosis. RevCore is 510(k) cleared for the non-surgical removal of thrombi and emboli from blood vessels and for the injection, infusion, and/or aspiration of contrast media and other fluids into or from a blood vessel, and is intended for use in the peripheral vasculature. The device includes a unique diameter-controlled coring element specifically designed to safely engage thrombus within stents. With RevCore, we have developed a solution for an entirely new patient population not currently addressed by the ClotTriever or FlowTriever systems.
We are continuing to expand our CVD toolkit to include a recanalization device, crossing device and stent cleaner device among other enhancements and expansions. We expect the CVD toolkit devices to be packaged separately and sold individually, or as part of the ClotTriever system.

ClotTriever Bold Catheter	RevCore
InThrill System
The InThrill system was purpose-built to treat small vessel thrombosis. The InThrill system is 510(k) cleared for the non-surgical removal of emboli and thrombi from blood vessels, and the injection, infusion, and/or aspiration of contrast media and other fluids into or from a blood vessel, and is intended for use in the peripheral vasculature but not intended for use in DVT treatment. We began commercializing the InThrill system in late 2022. Each component is packaged separately and sold individually.

InThrill Catheter and Sheath
LimFlow
The LimFlow system received premarket approval (PMA) from the FDA in September 2023 and is the first and only FDA-approved device for TADV. The LimFlow system is indicated for patients who have CLTI with no suitable endovascular or surgical revascularization options and are at risk of major amputation. The LimFlow system is not intended for use in patients with DVT in the target vein or in patients with uncorrected bleeding disorders or who cannot receive anticoagulation or antiplatelet aggregation therapy. LimFlow launched its system commercially in the United States in the fourth quarter of 2023. The LimFlow system consists of the following six components, which are depicted below and all of which are included in the price of the system: three stent grafts, one arterial catheter (ARC), one venous catheter (V-Ceiver) and one valvulotome (Vector):

LimFlow Crossing Stents

LimFlow Extension Covered Stent

LimFlow ARC and V-Ceiver	LimFlow Vector (Valvulotome)
Three of the components of the LimFlow system - ARC, V-Ceiver, and Vector - are each independently 510(k) cleared. The LimFlow ARC is a single-use device designed to facilitate placement and positioning of guide wires within the peripheral vasculature. The LimFlow ARC is intended to facilitate placement and positioning of guidewires and catheters within the peripheral vasculature. The LimFlow ARC is not intended for use in the coronary or cerebral vasculature. The LimFlow V-Ceiver consists of an intravascular catheter which incorporates a nitinol basket at its distal tip. The LimFlow V-Ceiver™ is intended for use in the cardiovascular system to manipulate and retrieve guidewires. The LimFlow Vector is a single-use medical device designed to cut venous valves during vascular in-situ bypass procedures. The LimFlow Vector is intended for the treatment of vascular disorders and more particularly for existing or disrupting venous valves.
Our Business Foundation
Our ethos is to put patients first, make no small plans, and take care of each other. We have established a four pronged foundation for our business:
•Education and Training – we develop specialized content for both internal and external users, including providing robust sales team training and external training through our Clot Warrior Academy;
•Clinical Research – we believe we are the market leader for building clinical evidence with a mission of changing the standard of care;
•Solutions Development – we have an industry-leading pipeline of enhanced and new solutions, with the ability to rapidly iterate; and
•Program Development – we have a team dedicated to program building, including our VTE Excellence platform.

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
In addition, this team develops and leads regular national, regional, and local training and educational programs for both interventional and non-interventional physicians, nursing staff and other personnel involved in our procedures at a hospital. Our medical affairs team, led by Thomas Tu, M.D., our Chief Medical Officer and an interventional cardiologist by training, consists of three full-time physicians (two interventional cardiologists, including Dr. Tu, and one pulmonologist with expertise in PE). With our team of experts, we have greatly expanded our Clot Warrior Academy since its launch in 2020 to provide regular and interactive training dozens of times per year. We host other events designed to help physicians who are familiar with our solutions and procedures to learn additional and enhanced techniques.
Clinical Research
Since our inception, we have focused on generating clinical data to build evidence to change the standard of care for the treatment of VTE and other diseases. Following completion of U.S. enrollment in our FLASH study for the FlowTriever system in PE patients (the largest prospective PE device study with up to 1,000 patients), we reported the results during a late-breaking clinical trial session at the TCT (Transcatheter Cardiovascular Therapeutics) conference in September 2022. We also completed enrollment in our FLAME study which is the largest prospective high-risk PE device study with over 100 patients and in March 2023, we reported the results during a late-breaking clinical and investigative horizons session at the 2023 American College of Cardiology conference. In 2023, we continued enrollment in our randomized control trial (RCT) – PEERLESS, a prospective, multicenter trial. We completed enrollment in February 2024 with 550 randomized patients enrolled at up to 60 centers. PEERLESS will compare the clinical outcomes of patients with intermediate risk PE treated with FlowTriever to those treated with catheter-directed thrombolysis. In November 2023, we enrolled the first patient in PEERLESS II, a prospective, multicenter randomized controlled trial enrolling up to 1,200 patients at up to 100 centers that will compare the outcomes of patients with intermediate-risk PE treated with FlowTriever plus anticoagulation to those treated with traditional anticoagulation therapy alone.
With respect to DVT, we completed enrollment in our CLOUT study for the ClotTriever system in DVT patients, which is the largest prospective DVT thrombectomy study of 500 patients, and reported the results in October 2022 in late-breaking clinical trial sessions at the VEINS conference. We also announced the first industry-sponsored RCT for DVT - DEFIANCE, studying ClotTriever’s performance in patients with moderate to severe iliofemoral DVT as compared to conservative medical management alone, and enrolling up to 300 patients at up to 60 sites. We enrolled our first patient in this study in January 2023.
With respect to CLTI, multiple prospective studies have been completed or are still ongoing. PROMISE I study was a prospective early feasibility study of the LimFlow system for transcatheter arterialization of deep vein (TADV), enrolling 32 patients at 7 centers. PROMISE II was a prospective, multicenter pivotal study enrolled 105 patients at 20 centers, with the 12-month results published in the New England Journal of Medicine in March 2023. Patient follow-up is ongoing. PROMISE II was a prospective, single-group multi-center study to evaluate the effect of TADV patients with nonhealing ulcers and no surgical or endovascular revascularization treatment options. PROMISE III is a post-market study of the LimFlow System, enrolling up to 100 patients.
In addition to our RCTs and large prospective studies, we have a number of investigator-initiated and sponsored studies underway as well as multiple publications annually on the safety, efficacy and cost effectiveness of our devices.

Solutions Development
We are committed to improving lives in extraordinary ways by creating innovative solutions for both unmet and underserved health needs and we are dedicated to the treatment of venous and other diseases. We believe our ability to develop innovative solutions is attributable to our focus on the specific anatomical system, the design philosophy and development process that we have implemented, our efforts to leverage and expand our clinical evidence, and the insights that we have gained from our work in developing our solutions to date. Our engineering team has broad mechanical and biomedical engineering, project management, materials science, design and prototyping expertise.
Our research and development effort is informed by near real-time field-based input from our sales organization, physicians and the direct field experience of our engineers. Our development efforts are focused on developing and providing the best treatment for patients and we center our efforts on feedback from our customers, who are at the front lines of treating patients with VTE, CLTI and other complex diseases. This process has allowed us to rapidly innovate and enhance our solutions, and we continue to develop new and enhanced solutions for our portfolio.
We are currently focused on three key goals as we develop additional and next generation solutions for commercialization. First, we seek to continue to enhance the effectiveness, efficiency and ease of use of our current solutions. Second, we plan to expand the application of our thrombectomy technology to areas of the body that are not addressed by our existing solutions. Third, we are developing and refining solutions beyond thrombectomy to address other unmet and underserved needs.
For the years ended December 31, 2023, 2022 and 2021, our research and development expenses, which includes clinical research expenses, were $87.5 million, $74.2 million and $51.0 million, respectively.
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
With the acquisition of LimFlow, we believe we can apply a similar model of program development to improve CLTI treatment awareness and procedural excellence.
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
We have dedicated meaningful resources to building a direct sales force in the United States, with our sales force covering over 300 territories as of December 31, 2023. We continue to actively expand our sales organization through additional sales representatives and territories.

We currently sell our solutions to over 1,600 of the approximately 2,000 hospitals in the United States with a cath lab or interventional suite where catheter-based procedures can be performed. Outside of the United States, we sell our solutions in over 30 countries. As we expand our network of hospital customers and leverage our expanding sales organization, we seek to increase awareness within these hospitals and with our treating physicians, referring physicians and other stakeholders at the customer account level in order to drive greater adoption of our solutions as the preferred first-line choice treatment for patients. This strategy enables our sales representatives to have regular and targeted communications to convey the benefits of our solutions to non-interventional physicians, such as emergency department physicians and pulmonologists.
Manufacturing and Supply
The manufacturing and assembly of all of our solutions, except for the LimFlow system, is performed at our facility in Irvine, California. We also inspect, test, package and ship finished goods from this facility. We have intentionally pursued a vertically integrated manufacturing strategy. We believe this offers important advantages, including rapid iteration and control over our device quality.
The manufacturing and assembly of the LimFlow system is currently performed by third-party contract manufacturers in Germany and Costa Rica.
We believe our current manufacturing capacity is sufficient to meet our current expected demand for at least the next 12 months.
In October 2023, we signed a lease and construction agreement for 185,000 square feet of land with options to lease additional land of 283,000 square feet in the Evolution Free Trade Zone in Costa Rica. The lease provides for, among other things, the construction of and option to purchase a manufacturing and distribution facility, which is expected to be operational in 2025.
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
We have received International Organization for Standardization, or ISO, 13485:2016 certification for our quality management system. ISO certification generally includes recertification audits every third year, scheduled annual surveillance audits and periodic unannounced audits. In connection with these audits, non-conformities relating to our quality management system are noted from time to time. We currently have no major unresolved non-conformities outstanding in connection with previous audits of our facilities or quality management systems.
We use a combination of internally manufactured and externally-sourced components to produce our medical device systems. For the LimFlow system, we currently rely solely on externally-sourced components, third-party contract manufacturing, and finished good assemblies. Externally-sourced components include off-the-shelf materials, sub-assemblies and custom parts that are provided by approved suppliers. Some of these components are provided by single-source suppliers. While there are other suppliers that could make or provide any one of our externally-sourced components, we seek to manage supplier risk by regularly assessing the quality and capacity of our suppliers, implementing supply and quality agreements where appropriate and actively managing lead times and inventory levels of sourced components. In addition, we are continually looking for opportunities to approve alternative suppliers to dual or multi-source certain of our components. We generally seek to maintain sufficient supply levels to help mitigate any supply interruptions and enable us to find and qualify another source of supply. For certain components, we estimate that it could take up to six months to find and qualify a second source. Order quantities and lead times for externally-sourced components are based on our forecasts, which are derived from historical demand and anticipated future demand. Lead times for components may vary depending on the size of the order, time required to fabricate and test the components, specific supplier requirements and current market demand for the materials, sub-assemblies and parts.

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
Competition
The medical device industry is highly competitive, subject to rapid change and significantly affected by the introduction of new products and technologies and other activities of industry participants. For our VTE solutions and Emerging Therapy clot removal solutions, we compete with manufacturers of thrombolytic drugs, such as Roche, and with medical device companies that manufacture thrombectomy devices and systems used to treat vascular blockages. These systems include water jets, ultrasonic acoustic field generators, aspirators, catheters and others. Our primary medical device competitors are divisions of Penumbra, Boston Scientific, Abbott, Medtronic, AngioDynamics, Becton Dickinson, and Phillips, and multiple smaller companies that have single products or a limited range of products. There is growing interest in the treatment of VTE disease with catheter-based solutions, and there are a significant number of approved thrombectomy devices available or entering the market in the near term. As this interest continues to grow, we anticipate that this competition will intensify.
Currently, there are no commercially approved devices comparable to the LimFlow system on the market.
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
With respect to our Emerging Therapies, we are just entering the market and believe there are currently limited competitors offering purpose-built solutions for our target opportunities. While we acknowledge a limited number of mechanical thrombectomy and aspiration-based devices and companies in the market, our primary competition in the Emerging Therapies space currently lies with manufacturers of thrombolytic drugs or anticoagulants, or with physicians' treatment decisions, such as surgery instead of intervention. With respect to LimFlow, in particular, we currently compete with physicians' treatment decisions, such as amputation, and limited understanding of the availability of TADV as an FDA-approved treatment option.
Our overall competitive position is dependent upon a number of factors, including patient outcomes and adverse event rates, patient experience and treatment time, acceptance by hospitals, physicians and referral sources, ease-of-use and reliability, patient recovery time and level of discomfort, economic benefits and cost savings, availability of reimbursement and the strength of clinical data and supporting evidence and our ability to obtain necessary clearances, certifications or approvals for our new solutions. One of the major hurdles to adoption of our solutions is overcoming established treatment patterns, which we seek to accomplish through the four-pronged foundation of our business and driving the education of referral sources and physicians, generating supportive clinical data and developing treatment programs with hospitals and other customers.
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

As of December 31, 2023, we held 74 U.S. patents, which are expected to expire between March 2025 and October 2024, 54 pending U.S. patent applications, 55 issued foreign patents, and 90 pending foreign patent applications including 11 pending Patent Cooperation Treaty applications, excluding our licensed and sublicensed patents. The term of individual patents depends on the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a nonprovisional patent application in the applicable country. Our patents include a number of claims related to our systems, future concepts for our devices and methods for treating vascular occlusions and embolisms.
There is no active patent litigation involving any of our patents and we have not received any notices of any patent infringement.
As of December 31, 2023, we had 140 registered trademarks and 61 pending trademark applications worldwide, including trademark registrations for “Inari Medical”, “FlowTriever”, “ClotTriever”, and “LimFlow” in the United States and other countries.
Our pending patent and trademark applications may not result in issued patents or trademarks, and we cannot assure that any current or subsequently issued patent or trademark will protect our intellectual property rights, provide us with any competitive advantage or withstand or retain its original scope if subjected to a validity or enforceability challenge from a third party. While there is no active litigation involving any of our patents or other intellectual property rights and we have not received any notices of patent or other intellectual property infringement, we may be required to enforce or defend our intellectual property rights against third parties in the future. See “Risk Factors—Risks Related to Our Intellectual Property” for additional information regarding these and other risks related to our intellectual property portfolio and their potential effect on us.
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
In addition to the traditional coding and reimbursement mechanisms described above, there is an additional mechanism under Medicare to help ensure that adequate payment is made for new medical services and technologies in the hospital inpatient setting. This mechanism is called “New Technology Add-on Payment” or “NTAP”. CMS may grant NTAP status to technologies that meet a set of criteria, including requirements involving newness, cost, and whether the product results in a substantial clinical improvement in comparison to existing therapies. Under NTAP, hospitals can receive additional reimbursement when treating Medicare beneficiaries with new technology during the initial two or three years that the product is on the market. The rules governing NTAP eligibility and processes are described in greater detail on the CMS website and in notices that are published from time-to-time in a government publication called the Federal Register.

In October 2023, LimFlow applied for NTAP to be effective October 1, 2024, and expects to receive a decision from CMS as part of CMS’ Fiscal Year 2025 Hospital Inpatient Prospective Payment System Rulemaking.
In November 2023, as part of CMS’ CY 2024 Final Hospital Outpatient Prospective Payment System Rule, CMS reassigned CPT Code 0620T to a New Technology Ambulatory Payment Classification (“APC”) 1578 (New Technology – Level 41), effective January 1, 2024. The reassignment to New Technology APC Code 1578 allows for continuing reimbursement for the LimFlow procedure at a higher reimbursement rate than was previously available.
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
While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device, also referred to as a 510(k) clearance. Class III devices are those deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices deemed not substantially equivalent to a previously cleared 510(k) device, requiring approval of a PMA. With exception of the LimFlow system, our currently marketed products are Class II devices for which we have received 510(k) clearance. The LimFlow system is a Class III device that is PMA-approved.
510(k) Clearance Pathway
Most of our current products are subject to premarket notification and clearance under section 510(k) of the FDCA. To obtain 510(k) clearance, we must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to a predicate device already on the market, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to 12 months but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence.
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
PMA Approval Pathway
The LimFlow system received PMA approval from the FDA in September 2023. Class III devices require PMA approval before they can be marketed, although some pre-amendment Class III devices for which FDA has not yet required approval of a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years.
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
De novo classification process
Medical device types that the FDA has not previously classified as Class I, II, or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a route to market for low-to-moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation”, or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in July 2012, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) pre-market notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) pre-market notification to the FDA and receiving a not-substantially-equivalent determination. Under FDASIA, FDA is required to classify the device within 120 days following receipt of the de novo request, although the process may take significantly longer. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of safety and effectiveness of the medical device.
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
Clinical Trials
Clinical trials are almost always required to support a PMA or a de novo request and are sometimes required to support a 510(k) submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. If the device under evaluation does not present a significant risk to human health, then the device sponsor is not required to submit an IDE application to the FDA before initiating human clinical trials, but must still comply with abbreviated IDE requirements when conducting such trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies us that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.
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
Post-market (Ongoing) Regulation
After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:
•establishment registration and device listing with the FDA;
•QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
•labeling regulations and FDA prohibitions against the promotion of investigational products, or the promotion of “off-label” uses of cleared or approved products;
•requirements related to promotional activities;
•clearance or approval of product modifications to 510(k)-cleared devices or devices authorized through the de novo process that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices, or approval of certain modifications to PMA-approved devices;
•medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
•correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
•the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.
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
The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that a manufacturer has failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:
•warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
•recalls, withdrawals, or administrative detention or seizure of our products;
•operating restrictions or partial suspension or total shutdown of production;
•refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;

•withdrawing 510(k) clearances or PMA approvals that have already been granted;
•refusal to grant export approvals for our products; or
•criminal prosecution.
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
Given the lack of clarity in laws and their implementation, our activities could be subject to the penalty provisions of the pertinent federal and state laws and regulations. If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Please refer to “Item 3. Legal Proceedings” for information regarding a civil investigative demand (“CID”) we received from the U.S. Department of Justice, Civil Division, in connection with an investigation under the federal Anti-Kickback Statute and Civil False Claims Act.
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
Until May 25, 2021, medical devices were regulated by Council Directive 93/42/EEC, or the EU Medical Devices Directive, which has been repealed and replaced by Regulation (EU) 2017/745, or the EU Medical Devices Regulation. Our current certificates have been granted under the EU Medical Devices Directive whose regime is described below. However, as of May 26, 2021, some of the EU Medical Devices Regulation requirements apply in place of the corresponding requirements of the EU Medical Devices Directive with regard to registration of economic operators and of devices, post-market surveillance and vigilance requirements. Pursuing the importation and subsequent marketing of our solutions in the EU requires that our devices be certified under the new regime set forth in the EU Medical Devices Regulation. We have obtained these new certifications for our ClotTriever system and our FlowSaver ancillary system, and we are currently in the process of obtaining them for the other products in our portfolio.
Medical Devices Directive
Under the EU Medical Devices Directive, all medical devices placed on the market in the EU must meet the relevant essential requirements laid down in Annex I to the EU Medical Devices Directive, including but not limited to the requirement that a medical device must be designed and manufactured in such a way that, when used under the conditions and for the purposes intended, it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must in particular also achieve the performance intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter as it creates a rebuttable presumption that the device satisfies that essential requirement.
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
Medical Devices Regulation
On April 5, 2017, the EU Medical Devices Regulation was adopted with the aim of ensuring inter alia better protection of public health and patient safety. The EU Medical Devices Regulation establishes a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensures a high level of safety and health while supporting innovation. Unlike the EU Medical Devices Directive, the EU Medical Devices Regulation is directly applicable in EU member states without the need for member states to implement into national law. This aims at increasing harmonization across the EU. The EU Medical Devices Regulation became effective on May 26, 2021.

The EU Medical Devices Regulation requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives, importers and distributors) must register by submitting identification information to the electronic system (Eudamed), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The new EU Medical Device Regulation also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique device identifier to the device and provide it along with other core data to the unique device identifier, or UDI, database. These new requirements aim at ensuring better identification and traceability of the devices. Each device – and as applicable, each package – will have a UDI composed of two parts: a device identifier, or UDI-DI, specific to a device, and a production identifier, or UDI-PI, to identify the unit producing the device. Manufacturers are also notably responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it up to date. The obligations for registration in Eudamed will become applicable at a later date (as Eudamed is not yet fully functional). Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.
All manufacturers placing medical devices on the market in the EU must comply with the EU medical device vigilance system which has been reinforced by the EU Medical Devices Regulation. Under this system, serious incidents and Field Safety Corrective Actions, or FSCAs, must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through Eudamed – once functional – and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply. A serious incident is defined as any malfunction or deterioration in the characteristics or performance of a device made available on the market, including use-error due to ergonomic features, as well as any inadequacy in the information supplied by the manufacturer and any undesirable side-effect, which, directly or indirectly, might have led or might lead to the death of a patient or user or of other persons or to a temporary or permanent serious deterioration of a patient's, user's or other person's state of health or a serious public health threat. Manufacturers are required to take FSCAs defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident in relation to a device made available on the market. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. For similar serious incidents that occur with the same device or device type and for which the root cause has been identified or a FSCA implemented or where the incidents are common and well documented, manufacturers may provide periodic summary reports instead of individual serious incident reports.
The advertising and promotion of medical devices is subject to some general principles set forth in EU legislation. According to the EU Medical Devices Regulation, only devices that are CE-marked may be marketed and advertised in the EU in accordance with their intended purpose and as further stipulated in the EU Medical Device Regulation.
EU Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, while not specific to the advertising of medical devices, also apply to the advertising thereof and contain general rules, for example, requiring that advertisements are evidenced, balanced and not misleading. As the before named Directives are to be implemented in the respective EU member states, specific requirements are defined at a national level and may vary throughout the EU. EU member states’ laws related to the advertising and promotion of medical devices, which vary between jurisdictions, may limit or restrict the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals.
Many EU member states have adopted specific anti-gift statutes that further limit commercial practices for medical devices, in particular vis-à-vis healthcare professionals and medical organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities and many EU member states have adopted national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the United

States, on medical device manufacturers. Certain countries also mandate implementation of commercial compliance programs.
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
On June 26, 2022, the MHRA published its response to a 10-week consultation on the post-Brexit regulatory framework for medical devices and diagnostics. MHRA seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive and the EU In Vitro Diagnostic Medical Devices Directive 98/79/EC), in particular to create new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence (AI) as medical devices, reform IVD regulation, and foster sustainability through the reuse and remanufacture of medical devices. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but have recently been postponed to beyond July 30, 2023.
Legislation enables CE marked medical devices to be placed on the Great Britain market to the following timelines:
•general medical devices compliant with the EU medical devices directive (EU MDD) or EU active implantable medical devices directive (EU AIMDD) with a valid declaration and CE marking can be placed on the Great Britain market up until the sooner of the expiry of the certificate or June 2028;
•in vitro diagnostic medical devices (IVDs) compliant with the EU in vitro diagnostic medical devices directive (EU IVDD) can be placed on the Great Britain market up until the sooner of the expiry of the certificate or 30 June 2030, and
•general medical devices, including custom-made devices, compliant with the EU medical devices regulation (EU MDR) and IVDs compliant with the EU in vitro diagnostic medical devices regulation (EU IVDR) can be placed on the Great Britain market up until 30 June 2030.
In the beginning of 2023, the MHRA announced that medical device certificates that have been extended in the EU by Regulation (EU) 2023/607 (amendment to EU MDR) will also be recognized as valid for placing CE marked devices on the Great Britain market.

Specifically, CE certificates issued by Notified Bodies under Directives 90/385/EEC and 93/42/EC that had been issued from May 25, 2017 and were still valid on May 26, 2021, will be extended to either December 31, 2027 (for Class III and certain Class IIb implantable devices) or December 31, 2028 (for other Class IIb, Class IIa, Class Im, Is and Ir devices), subject to certain conditions, by Regulation 2023/607.
The extension also applies to CE certificates that expired before March 20, 2023, subject to meeting one of the conditions set out in the EU amendment. Certifications that were due to expire after March 19, 2023 will now expire at the end of the relevant transition period.
Following these transitional periods, it is expected that all medical devices will require a UK Conformity Assessed (“UKCA”) mark. Manufacturers may choose to use the UKCA mark on a voluntary basis until June 30, 2023. However, UKCA marking will not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the UK, differ from those in the rest of the UK. Compliance with this legislation is a prerequisite to be able to affix the UKCA mark to our products, without which they cannot be sold or marketed in Great Britain.
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
Human Capital Resources and Employees
We employ a growing and highly-skilled employee base across all employee functions and promote a culture focused on serving and improving the quality of life of our patients. We believe that our solutions can have a profound impact on the lives of our patients over the short and long term, and that it is our responsibility to ensure as many of our patients as possible are treated safely and, effectively. We have implemented hiring and recruiting practices to carefully select professionals who share our beliefs and goals. We believe that extraordinary outcomes are possible when a group of people commit, together, to ideas and purposes bigger than themselves and bigger than business. We pursue our key purpose with a team of people who commit themselves to a cause and to taking care of each other.
Our human capital objectives aim to ground everything we do in our Ethos while attracting, developing and retaining talent. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.
As of December 31, 2023, we had approximately 1,300 employees. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

Available Information
We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, available free of charge at our website as soon as reasonably practicable after they have been filed with the SEC. Our website address is www.inarimedical.com. Information on our website is not part of this Annual Report on Form 10-K. The SEC maintains a website that contains the materials we file with the SEC at www.sec.gov.
Item 1A. Risk Factors.

RISK FACTORS
Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. This Annual Report on Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks and uncertainties described below.
Specific Risks Related to Our Business and Solutions
We may incur operating losses in the future and we may not be able to sustain profitability.
We have incurred significant net losses since our formation in 2011. We had net loss of $1.6 million in 2023 and net loss of $29.3 million in 2022. We plan to continue to invest to support the planned growth of the business and, as a result of these investments, we may incur net losses in the future. Accordingly, we cannot assure that we will be able to sustain profitability in the future. Our failure to sustain profitability in the future may make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline.
Our business is dependent upon the broad adoption of our solutions and procedures by hospitals, physicians and patients.
We began commercializing our FlowTriever and ClotTriever systems in the United States in 2017 and outside of the United States in 2021. We expect to continue to devote a substantial amount of resources to expand our commercialization efforts, drive increased adoption of our solutions and continue to develop new and improved solutions. To date, substantially all of our revenue has been derived, and we expect for the near term to continue to be significantly derived, from sales of our ClotTriever and FlowTriever systems. We believe these systems have the potential to become the standard of care for the DVT and PE, the two diseases making up venous thromboembolism or VTE. In November 2023, we completed the acquisition of LimFlow S.A., a medical device company focused on limb salvage for patients with no-option chronic limb-threatening ischemia (CLTI). The LimFlow system received FDA approval in September 2023 and launched commercially in the U.S. in October 2023.
Our growth and profitability largely depend on our ability to increase physician and patient awareness of our solutions and on the willingness of physicians and hospitals to adopt our solutions. Even if we are able to raise awareness among physicians, they may be slow in changing their medical treatment practices and may be hesitant to select our solutions. Physicians and hospitals may not adopt our solutions unless they are able to determine, based on experience, clinical data, medical society recommendations and other analyses, that our solutions provide a safe and effective treatment alternative for VTE, other venous diseases and CLTI. In addition, our current and new solutions must often be approved for use by hospital value analysis committees, group purchasing organizations and integrated delivery networks, or the staff of hospitals or health systems. Such approvals or requirements could deter or delay the use of our solutions by physicians. We cannot provide assurance that our efforts to obtain such approvals and satisfy any other requirements or generate adoption will be successful or increase the use of our solutions, and if we are not successful, it could have a material adverse effect on our business, financial condition and results of operations.
The rate of adoption and sales of our solutions is heavily influenced by clinical data. The primary sources of currently available clinical data regarding our solutions are the FlowTriever Pulmonary Embolectomy Clinical Study, or FLARE study, the ClotTriever Outcomes, or CLOUT, registry study, and the FlowTriever All-Comer Registry for Patient Safety and Hemodynamics, or FLASH, registry study, the ALPS and CLariTI registry studies, and the PROMISE series of studies of the LimFlow system for TADV in no-option CLTI patients. We previously announced the initiation of enrollment in two randomized controlled trials – PEERLESS, evaluating FlowTriever’s performance in patients with intermediate risk PE compared to those treated with catheter-directed thrombolysis, and DEFIANCE, evaluating ClotTriever’s performance in patients with moderate to severe iliofemoral DVT as compared to conservative medical management alone. In November 2023, we enrolled the first patient in PEERLESS II, a prospective, multicenter randomized controlled trial enrolling up to 1,200 patients at up to 100 centers that will compare the outcomes of patients with intermediate-risk PE treated with FlowTriever plus anticoagulation to those treated with traditional anticoagulation therapy alone. We plan to conduct additional clinical studies and trials to help drive increased awareness and adoption of our solutions with existing and new customers. The outcomes and updates resulting from these studies and trials, including interim results, may not be favorable which could limit the adoption of our solutions. In addition, our competitors and other third parties may also conduct clinical trials of our solutions without our participation. Unfavorable or inconsistent clinical data from existing or future clinical studies conducted by us, our competitors or other third parties, the interpretation of our clinical data or findings of new or more frequent adverse events, could subject us to mandatory or voluntary product recalls, suspension or withdrawal of FDA or other clearance, approval or certification, significant legal liability or harm to our business reputation and could have a material adverse effect on our business, financial condition and results of operations.
The market for our solutions is highly competitive and our competitors may have longer operating histories, more established products and greater resources than we do.
The medical device industry is highly competitive, subject to rapid change and significantly affected by the introduction of new technologies and other activities of industry participants. For our VTE solutions, we compete with manufacturers of thrombolytic drugs, such as Roche, and with medical device companies that manufacture thrombectomy devices and systems used to treat vascular blockages. These systems include water jets, ultrasonic acoustic field generators, aspirators, catheters and others. Our primary medical device competitors are divisions of Penumbra, Boston Scientific, Abbott, Medtronic, AngioDynamics, Becton Dickinson, and Phillips, and multiple smaller companies that have single products or a limited range of products. There is growing interest in the treatment of VTE disease with catheter-based solutions, and there are a significant number of approved thrombectomy devices available or entering the market in the near term. As this interest continues to grow, we anticipate that this competition will intensify. Competing technologies or therapies could demonstrate better safety, effectiveness, clinical results, lower costs or greater physician and market acceptance than our solutions. With respect to the LimFlow system, currently there are no commercially approved, comparable devices on the market. However, we currently compete with physicians' treatment decisions, such as amputation, and limited understanding of the availability of TADV as an FDA-approved treatment option.
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
With respect to our other solutions, including in Emerging Therapies, we are just entering the market and believe there are currently limited competitors offering purpose-built solutions.
We face a number of manufacturing risks that may adversely affect our manufacturing abilities.
We depend on our ability to manufacture our current and future solutions in sufficient quantities and on a timely basis to meet customer demand, while adhering to device quality standards, complying with regulatory quality system requirements and managing manufacturing costs. We have a facility located in Irvine, California, where we manufacture, assemble, inspect, test, package and ship all of our solutions other than the LimFlow system, which is manufactured, assembled, inspected, packaged and shipped by third-party contract manufacturers in Germany and Costa Rica and logistics providers. Other than the LimFlow system, we currently produce all of our solutions at the Irvine, California facility, and we do not have additional facilities. If this facility suffers damage or destruction, including a force majeure event, this could materially impact our ability to operate.
In October 2023, we signed a lease and construction agreement for 185,000 square feet of land with options to lease additional land of 283,000 square feet in the Evolution Free Trade Zone in Costa Rica. The lease provides for, among other things, the construction of and option to purchase a manufacturing and distribution facility, which is expected to become operational in 2025.
We are also subject to numerous other risks relating to our manufacturing capabilities, including:
•Quality and reliability of components, sub-assemblies, materials and services that we source from third-party suppliers, who are required to meet our quality specifications, many of whom are single source suppliers for the items and materials that they supply;
•Our inability to secure components, sub-assemblies, materials or services in a timely manner, in sufficient quantities or on commercially reasonable terms;
•Our inability or the inability of our suppliers to maintain compliance with quality system requirements or pass regulatory quality inspections;
•Our failure or the failure of our suppliers to increase production capacity or volumes to meet demand;
•Our inability to design or modify production processes to enable us to produce future solutions efficiently or implement changes in current solutions or manufacturing processes in response to design or regulatory requirements or interruptions, issues or delays involving suppliers; and
•Difficulty identifying, qualifying, and obtaining new regulatory approvals for alternative suppliers for components or services in a timely manner.
As demand for our solutions and our development pipeline increases, we will have to invest additional resources to purchase components, sub-assemblies and materials, services, hire and train employees and enhance and expand our manufacturing processes and capabilities, including through additional manufacturing facilities. If we fail to increase our production capacity efficiently, we may not be able to fill customer orders on a timely basis, our sales may not increase in line with our expectations and our operating margins could fluctuate or decline. In addition, although some future solutions may share features, components, sub-assemblies and materials with our existing solutions, the manufacture of these components may require modification of our current production processes or unique production processes, the hiring of specialized employees, the identification of new suppliers for specific components, sub-assemblies and materials or the development of new manufacturing technologies. It may not be possible for us to manufacture these solutions at a cost or in quantities sufficient to make them commercially viable or to maintain current operating margins, any of which could have a material adverse effect on our business, financial condition and results of operations.

We depend on a limited number of single source suppliers and third-party contract manufacturers, which makes us vulnerable to supply shortages and price fluctuations.
We rely on single source suppliers for many components, sub-assemblies and materials for our solutions. These components, sub-assemblies and materials are critical and, for certain items, there are relatively few alternative sources of supply. These single source suppliers may be unwilling or unable to supply the necessary materials and components or manufacture and assemble our solutions reliably and at the levels we anticipate or that are required by the market. We have experienced and may in the future experience delays resulting from longer production and delivery times due to global events, including the impact of the COVID-19 pandemic or other future global health crises. We cannot guarantee that our suppliers will in the future be able to meet our demand, either because of acts of nature, the regulatory climate in which our suppliers operate, the nature of our agreements with those suppliers or our relative importance to them as a customer, and our suppliers may decide in the future to discontinue or reduce the level of business they conduct with us.
Qualifying or obtaining necessary regulatory approvals takes considerable time and is costly, and we do not carry significant inventory. We cannot be certain that we will be available to qualify new suppliers when we need them, or that any alternative suppliers or providers would be able to provide the quantity and quality of components, materials and sterilization that we would need to manufacture and ship our solutions if our existing suppliers and providers were unable to satisfy our requirements. To utilize other sources, we would need to identify and qualify new providers to our quality standards and obtain any additional regulatory approvals required to change providers, which could result in manufacturing delays, increase our expenses and impact our ability to meet demand for our solutions. During 2023, we contracted with a second sterilization service provider to minimize a portion of our single source supplier risk.
We also depend on third-party contract manufacturers and suppliers to manufacture, assemble and ship the LimFlow system. If one or more of these contract manufacturers or logistics providers fail to deliver the required commercial quantities of finished products on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers capable of product at a substantially equivalent cost, in substantially equivalent volumes and quality, on a timely basis, we would likely be unable to meet demand for the LimFlow system and we would lose potential revenue.
Many of our suppliers and contract manufacturers are not obligated to perform services or supply products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. These suppliers and contract manufacturers may cease producing the products or components we purchase from them or otherwise decide to cease doing business with us. If we fail to effectively manage our relationships with our suppliers and contract manufacturers, we may be required to change suppliers or contract manufacturers. While we believe alternate suppliers and contract manufacturers exist for all materials, components and services necessary to manufacture our products, establishing additional or replacement suppliers or contract manufacturers for any of these materials, components or services, if required, could be time-consuming, expensive and may result in interruptions in our operations and product delivery.
Even if we are able to find replacement suppliers or contract manufacturers, we will be required to verify that the new supplier maintains facilities, procedures and operations that comply with our quality expectations and applicable regulatory requirements. Any of these events could require that we obtain a new regulatory authority approval before we implement the change, which could result in further delay or which may not be obtained at all. If our third-party suppliers or contract manufacturers fail to deliver the required commercial quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement suppliers or contract manufacturers capable of production at a substantially equivalent cost, volumes and quality on a timely basis, the continued commercialization of our products, the supply of our products to customers and the development of any future products will be delayed, limited or prevented, which could have material adverse effect on our business, financial condition and results of operations.
We cannot assure you that we, our products, our component suppliers or our contract manufacturers comply or will continue to comply with all regulatory requirements. The failure by us or one of our suppliers or contract manufacturers to achieve or maintain compliance with these requirements or quality standards may disrupt our ability to supply products sufficient to meet demand until compliance is achieved or, until a new supplier or contract manufacturer has been identified and evaluated. Our or any product or component supplier’s or contract manufacturer's failure to comply with applicable regulations could cause sanctions to be imposed onus, including warning letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals or clearances, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, which could harm our business. We cannot assure you that if we need to engage new suppliers or contract manufacturers to satisfy our business requirements, we can locate new suppliers or contract manufacturers in compliance with regulatory requirements at a reasonable cost and in an acceptable timeframe. Our failure to do so could have a material adverse effect on our business, financial condition and results of operations.
Our dependence on third parties subjects us to a number of risks that could impact our ability to manufacture our solutions and harm our business, including:
•Interruption of supply or sterilization resulting from modifications to, or discontinuation of, a third party’s operations;
•Delays in shipments resulting from uncorrected defects, reliability issues or a third party’s failure to produce components or complete sterilizations that consistently meet our quality specifications;
•Price fluctuations due to a lack of long-term supply arrangements with our third parties for key components or sterilization requirements;
•Inability to obtain adequate supply or services in a timely manner or on commercially reasonable terms;
•Difficulty identifying and qualifying alternative third parties for the supply of components or for sterilization of our solutions in a timely manner;
•Inability of third parties to comply with applicable provisions of the FDA’s Quality System Regulations, or QSR, or other applicable laws or regulations enforced by the FDA, state or foreign regulatory authorities or notified bodies;
•Inability to ensure the availability or quality of components manufactured or sterilization conducted by third parties;
•Production delays related to the evaluation and testing of components and services from alternative third parties and corresponding regulatory qualifications; and
•Delays in delivery by our suppliers and service providers.
The use, misuse or off-label use of our solutions may result in enforcement action by the FDA or injuries that lead to product liability suits or regulatory action, either of which could be expensive, divert management’s attention and harm our reputation and business.
Our solutions have been cleared by the FDA and certified by a notified body for specific indications and meet certain treatment parameters. If physicians expand the patient population in which they elect to use these solutions such that it is outside of the intended use that has been cleared by the FDA or certified by our notified body, then such use, misuse or off-label use of our solutions may result in outcomes and adverse events including death, potentially leading to product liability claims. Our VTE and other clot removal solutions are not indicated for use in all patients with VTE and the LimFlow system is not indicated for use in all patients with CLTI. Our solutions likewise are not indicated for the treatment of all diseases for which they could be used. Therefore, our solutions cannot be marketed or advertised in the United States and internationally for certain uses without additional clearances from the FDA or certifications by the applicable authority. However, we cannot prevent a physician from using our solutions for off-label applications or using components or services that are not our solutions when performing procedures with our solutions. There may be increased risk of injury to patients if physicians attempt to use our devices off-label. In addition, we cannot guarantee that physicians are trained by us or their peers prior to utilizing our solutions. Complications resulting from the use of our solutions off-label or use by physicians who have not been trained appropriately, or at all, may not effectively treat the applicable conditions and may expose us to product liability claims or litigation by our customers or their patients and may harm our reputation.
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
We derive our revenue from sales of our solutions to hospitals and other medical centers, which typically bill various third-party payors, including Medicare, Medicaid, private commercial insurance companies, health maintenance organizations and other healthcare-related organizations for the procedures in which our solutions are used. Because we sell our solutions to hospitals that purchase them for use in catheter-based thrombectomy and TADV procedures and do not sell our solutions to commercial payors, access to adequate coverage and reimbursement for our solutions by third-party payors is essential to the acceptance and adoption of our solutions.
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
Third-party payors, including foreign, domestic, governmental and commercial payors, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, no uniform policy of coverage and reimbursement for procedures using our solutions exists among third-party payors. Therefore, coverage and reimbursement for procedures using our solutions can differ significantly from payor to payor. Obtaining coverage and reimbursement can be a time-consuming process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our solutions. We may not be able to provide data sufficient to satisfy governmental and third-party payors that procedures using our solutions should be covered and reimbursed.
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
In addition, we expect state and federal healthcare policies and reform measures have recently been proposed and may be adopted in the future, any of which could limit reimbursement for healthcare products and services or otherwise result in reduced demand for our solutions or additional pricing pressure and have a material adverse effect on our industry generally and on our customers. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may negatively affect our business, financial condition and results of operations. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect, among other things, our ability to set a price that we believe produces adequate profit margins for our solutions, our ability to generate revenue and achieve or maintain profitability or the availability of capital. Any changes of, or uncertainty with respect to, future coverage or reimbursement rates could affect demand for our solutions, which in turn could impact our ability to successfully commercialize these devices and could have a material adverse effect on our business, financial condition and results of operations.
If the quality of our solutions does not meet the expectations of physicians or patients, then our brand and reputation or our business could be adversely affected.
In the course of conducting our business, we must adequately address quality issues that may arise with our solutions, including defects in third-party components included in our solutions. Although we have established internal procedures designed to minimize risks that may arise from quality issues, we may not be able to eliminate or sufficiently mitigate occurrences of these issues and associated liabilities. In addition, even in the absence of quality issues, we may be subject to claims and liability if the performance of our solutions does not meet the expectations of physicians or patients. If the quality of our solutions does not meet the expectations of physicians or patients, then our brand and reputation with those physicians or patients, and our business, financial condition and results of operations, could be adversely affected.
Our long-term growth depends on our ability to enhance our solutions, expand our indications and develop and commercialize additional new solutions in a timely manner and if we fail to do so we may be unable to grow our business.
The market for our solutions is highly competitive, dynamic, and marked by rapid and substantial technological development and innovation. New entrants or existing competitors have attempted and will continue to attempt to develop products that compete directly with ours. Demand for our solutions and future related solutions could be diminished by technologies offered by competitors. If we are unable to innovate successfully, our existing solutions could become obsolete and our revenue would decline as our customers purchase our competitors’ products. Developing our new solutions and enhancing our current solutions is expensive and time-consuming and could divert management’s attention away from our core business. The success of any new offering or enhancements will depend on several factors, including our ability to:
•Assemble sufficient resources to develop or acquire solutions;
•Properly identify and anticipate physician and patient needs;
•Develop and introduce new solutions and enhancements in a timely manner;
•Avoid infringing upon the intellectual property rights of third-parties;

•Demonstrate, if required, the safety and efficacy of new solutions with data from preclinical studies and clinical studies;
•Obtain the necessary regulatory clearances, approvals or certifications for expanded indications, new solutions or modifications;
•Be fully compliant with the requirements of the FDA (or foreign regulatory authorities) regarding the marketing of new devices or modifications;
•Manufacture new solutions in commercial quantities at an acceptable cost;
•Provide adequate training to potential users of our solutions;
•Receive adequate coverage and reimbursement for procedures performed with our solutions; and
•Develop an effective and dedicated sales and marketing team.
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
We currently operate our business, including manufacturing most of our solutions, primarily out of a site in Irvine, California, and we may experience delays in production or an increase in costs if this facility is damaged or becomes inoperable.
With the exception of the LimFlow system, which is manufactured by third-party contract manufacturers and distributed by the third-party logistics providers, we currently conduct our research and development, manufacturing, distribution and most of our administrative operations in a facility in Irvine, California, which is situated on or near earthquake fault lines. Our goal is to expand our manufacturing operations to additional facilities outside of Irvine, including a planned manufacturing site in Costa Rica. Should our facilities be significantly damaged or destroyed by natural or man-made disasters, such as earthquakes, fires or other events, it could take months to relocate or rebuild, during which time, our research, development and manufacturing capabilities would cease or be delayed, our employees may seek other positions, and our solutions may be unavailable. To the extent any additional facilities are available and operational at the time of such events, transitioning manufacturing capacity to offset the loss of our manufacturing operations in Irvine may not be possible or may not be cost effective. Moreover, the use of a new facility or new manufacturing, quality control, or environmental control equipment or systems may require regulatory review and approval of the new facility prior to commencing full-scale production and commercialization. Because of the time required to register and/or authorize manufacturing in a new facility under FDA, state and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis even if we are able to replace production capacity in the event that we lose our manufacturing capacity. While we maintain property and business interruption insurance, such insurance has limits and would only cover the cost of rebuilding and relocating, and lost revenue, but not general damage or losses caused by earthquakes or losses we may suffer due to our solutions being replaced by competitors’ products. The inability to perform our research, development and manufacturing activities, combined with our limited inventory of materials and components and manufactured products, may cause physicians to discontinue using our solutions or harm our reputation, and we may be unable to reestablish relationships with such physicians in the future. Consequently, a catastrophic event at our facility could have a material adverse effect on our business, financial condition and results of operations.
Our ability to utilize our net operating loss carryforwards and research and development carryforwards may be limited.
As of December 31, 2023, we had U.S. federal, state, and foreign net operating loss carryforwards, or NOLs, of $9.8 million, $27.1 million, and $52.3 million, respectively, and U.S. federal and state research and development credit carryforwards of $9.8 million and $13.3 million, respectively. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change”, generally defined as a greater than 50 percentage point change by value in its equity ownership over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards have been, and may in the future be, subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. In addition, our ability to deduct net interest expense may be limited if we have insufficient taxable income for the year during which the interest is incurred, and any carryovers of such disallowed interest would be subject to the limitation rules similar to those applicable to NOLs and other attributes. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a future change of control, we may not be able to utilize a material portion of the NOLs, research and development credit carryforwards or disallowed interest expense carryovers, even if we attain profitability.
In addition, the tax benefit of NOLs, temporary differences and credit carryforwards are required to be recorded as an asset to the extent that we assess that realization is more likely than not. We believe that recognition of the deferred tax asset arising from these future tax benefits is not likely to be realized and, accordingly, have provided a valuation allowance of $53.8 million and $30.3 million as of December 31, 2023 and 2022, respectively.
We may not be able to achieve or maintain satisfactory pricing and margins for our solutions.
We operate in an industry with significant price competition, and we can give no assurance that we will be able to achieve satisfactory prices for our current or any new solutions or maintain prices at the levels we have historically achieved. Any decline in the amount that payors reimburse our customers for our solutions could make it difficult for customers to continue using, or to adopt, our solutions and could create additional pricing pressure for us. If we are forced to lower the price we charge for our solutions (including as a result of regulation in domestic or international markets), if we add more components to our systems or bundle solutions, our gross margins will decrease, which will adversely affect our ability to invest in and grow our business. If we are unable to maintain our prices, including during any international expansion, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could erode. We will continue to be subject to significant pricing pressure, which could harm negatively affect our business, financial condition and results of operations.
We manufacture and sell solutions that are used in a limited number of procedures and there is a limited total addressable market for our solutions.
Our estimates of the annual total addressable markets for our current solutions and our solutions in development are based on a number of internal and third-party estimates, the number of patients treatable by our solutions, and the estimated prices at which we can sell our solutions. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, any estimates of the annual total addressable market for our current and future solutions may prove to be incorrect. If the actual number of patients who would benefit from our solutions, the price at which we can sell our solutions, or the annual total addressable market for our solutions is smaller than we have estimated, it may impair our sales growth and negatively affect our business, financial condition and results of operations.
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
As of December 31, 2023, we had cash, cash equivalents, restricted cash and short-term investments of $116.1 million. Our operations have consumed substantial amounts of cash since inception, primarily due to our research and development activities, conducting clinical studies for our solutions, building our dedicated direct sales organization and acquisition-related integration costs. Our expenses have also increased substantially in connection with the commercialization of our solutions, including hiring qualified personnel, retaining our sales team and expanding internationally. We expect that certain of these activities and the associated expenses will continue. Additional expenditures also include costs associated with manufacturing and supply, sales and marketing costs, costs and expenses incidental to being a public company, and general operations. Other unanticipated costs may arise.
Our senior secured revolving credit agreement with Bank of America (as amended, the “Amended Credit Agreement”) contains certain customary covenants subject to certain exceptions, including, among other things, the following: a fixed charge coverage ratio covenant, and limitations of indebtedness, liens, investments, assets sales, mergers, consolidations, liquidations, dispositions, restricted payments, transactions with affiliates and prepayments of certain debt. While we are not currently in breach of any covenants contained in our Amended Credit Agreement, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the Amended Credit Agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the Amended Credit Agreement to become immediately due and payable and terminate commitments to extend further credit and foreclose on the collateral granted to it to collateralize such indebtedness. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.
In order to service our indebtedness, we need to generate cash from our operating activities. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. We cannot assure that our business will be able to generate sufficient cash flow from operations or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness instead of funding working capital, capital expenditures or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This may place us at a competitive disadvantage compared to our competitors that have less indebtedness.
We may need to raise additional capital, and if we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to additional covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or liens, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed and on terms that are acceptable to us, we may have to delay, reduce the scope of or suspend the implementation of our sales and marketing plan and our ongoing research and development efforts, which would have a material adverse effect on our business, financial condition, and results of operations.

We have made and continue to make acquisitions, investments, joint ventures and divestitures that involve numerous risks and uncertainties.
We selectively pursue strategic acquisitions, investments and joint ventures, including the acquisition of LimFlow in the fourth quarter of 2023. These transactions require significant investment of time and resources and may disrupt our business and distract our management from other responsibilities. Even if successful, these transactions could reduce our earnings for a number of reasons, including the amortization of intangible assets, impairment charges, acquired operations that are not yet profitable or the payment of additional consideration under earn-out arrangements if an acquisition performs better than expected. Acquisitions, investments and joint ventures pose many other risks that could adversely affect our reputation, operations or financial results, including:
•we may not be able to identify, compete effectively for or complete suitable acquisitions and investments at prices we consider attractive;
•we may not be able to accurately estimate the financial effect of acquisitions and investments on our business, and we may not realize anticipated synergies or acquisitions may not result in improved operating performance;
•we may not be able to successfully manage the integration process for acquisitions and the integration process may divert management time and focus from operating our business;
•acquired technologies, capabilities, products and service offerings, particularly those that are still in development when acquired, may not perform as expected, may have defects or may not be integrated into our business as expected;
•we may have trouble retaining key employees and customers of an acquired business, including due to cultural challenges, or otherwise integrating such businesses, such as incompatible accounting, information management or other control systems, which could result in unforeseen difficulties;
•we may assume material liabilities that were not identified as part of our due diligence or for which we are unable to receive a purchase price adjustment or reimbursement through indemnification or there may be other unanticipated write-offs or charges;
•financial reporting, revenue recognition or other financial or control deficiencies of the acquired company that we don't adequately address and that cause our reported results to be incorrect;
•we may need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies;
•we may assume legal or regulatory risks, particularly with respect to smaller businesses that have immature business processes and compliance programs, or we may face litigation with respect to the acquired company, including claims from terminated employees, customers, former stockholders or other third parties;
•acquired entities or joint ventures may not achieve expected business growth or operate profitably, which could adversely affect our operating income or operating margins, and we may be unable to recover investments in any such acquisitions;
•acquisitions, investments and joint ventures may require us to spend a significant amount of cash, to incur debt, resulting in increased fixed payment obligations and could also result in covenants or other restrictions on us, or to issue capital stock, resulting in dilution of ownership; and
•we may not be able to effectively influence the operations of our joint ventures, or we may be exposed to certain liabilities if our joint venture partners do not fulfill their obligations.
If our acquisitions, investments or joint ventures fail, perform poorly or their value is otherwise impaired for any reason, including contractions in credit markets and global economic conditions, our business and financial results could be adversely affected.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors' views of us and, as a result, the value of our common stock.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report upon the effectiveness of our internal control over financial reporting and, as we are a large accelerated company, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K. The rules governing the standards that must be met for our management and our independent registered public accounting firm to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. In connection with our and our independent registered public accounting firm’s evaluations of our internal control over financial reporting, we may need to upgrade our systems, including information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff.
Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us or our independent registered public accounting firm conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002 may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. Internal control deficiencies could also result in a restatement of our financial results in the future. We could become subject to stockholder or other third-party litigation, as well as investigations by the SEC, the stock exchange on which our securities are listed, or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions, payment of damages or other penalties. We are also in the process of incorporating the controls and related procedures of the LimFlow business which, as a privately held company, was not previously required to evaluate its internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404 of the Sarbanes-Oxley Act. Failure to properly incorporate LimFlow’s controls and procedures or implement new or improved controls and procedures with respect to the LimFlow business could also result in such adverse effects.
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
Our success depends largely on the continued services of key members of our executive management team and others in key management positions. For example, the services of our Chief Executive Officer, Chief Financial Officer, and Chief Medical Officer are essential to driving adoption of our solutions, executing on our corporate strategy and ensuring the continued operations and integrity of financial reporting within our company. In addition, the services of our sales professionals are critical to driving the growth in sales of our solutions. Any of our employees may terminate their employment with us at any time. We do not currently maintain key person life insurance policies on any of our employees. If we lose one or more key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategy.
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
We have acquired, and may in the future acquire, other companies or technologies, which could fail to result in a commercial product or net sales, divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our business.
We have acquired and may in the future seek to acquire or invest in businesses, applications or technologies that we believe could complement or expand our portfolio, enhance our technical capabilities or otherwise offer growth opportunities, including our recent acquisition of LimFlow. We cannot assure that we will be able to successfully complete any acquisition we choose to pursue, or that we would be able to successfully integrate any acquired business (including the LimFlow business), product or technology in a cost-effective and non-disruptive manner. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain the expected benefits of any acquisition or investment.
Prior to our acquisition of LimFlow, the growth of our operations has been largely organic, and we have limited experience in acquiring other businesses or technologies. We may not be able to successfully integrate any acquired personnel, operations and technologies, or effectively manage the combined business following an acquisition. Acquisitions could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of debt, which could harm our operating results. In addition, if an acquired business fails to meet our expectations, our business, financial condition and results of operations may be negatively affected.
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
Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. These arrangements may consume management time and resources to establish and maintain. Further, these transactions and arrangements will be contractual in nature and will generally be terminable under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to any such transaction or arrangement or may need to purchase such rights at a premium. If we enter into in-bound intellectual property license agreements, we may not be able to fully protect the licensed intellectual property rights or maintain those licenses. Future licensors could retain the right to prosecute and defend the intellectual property rights licensed to us, in which case we would depend on the ability of our licensors to obtain, maintain and enforce intellectual property protection for the licensed intellectual property. These licensors may determine not to pursue litigation against other companies or may pursue such litigation less aggressively than we would. Further, entering into such license agreements could impose various diligence, commercialization, royalty, milestone payment, or other obligations on us. Future licensors may allege that we have breached our license agreement with them, and accordingly seek to terminate our license, which could adversely affect our competitive business position and harm our business prospects.
Failure to protect our information systems and information technology infrastructure against cybersecurity incidents, cybersecurity threats, service interruptions, or data corruption could materially disrupt our operations and adversely affect our business and operating results.
The operation of our business depends on our information systems and in some cases the information systems of our service providers. We rely on our information systems to, among other things, effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions. Our information systems are vulnerable to a variety of cybersecurity incidents and cybersecurity threats, as well as other forms of attack, including attack, damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, power losses, computer system or data network failures, security breaches, data corruption, and cyberattacks. Cyberattacks can include, but are not limited to, computer viruses, computer denial-of-service attacks, phishing attacks, ransomware attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, social engineering or impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities, or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism by third parties and sabotage. A variety of our software systems are cloud-based data management applications, hosted by third-party service providers whose security and information systems are subject to similar risks.
Attacks upon information systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, information systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate cybersecurity incidents or threats due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
We and certain of our service providers are from time to time subject to cyberattacks and cybersecurity incidents and threats. While we do not believe that we have experienced any significant system failure, accident or material cybersecurity incident to date, if such an event were to occur and cause interruptions in our operations, it could result in decreased sales, result in liability claims or regulatory penalties, or lead to increased overhead costs, product shortages, loss or misuse of proprietary or confidential information, intellectual property, or sensitive or personal information, any of which could have a material adverse effect on our reputation, business, financial condition, and operating results. We maintain cybersecurity liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our information systems.

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
Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws will be subject to varying interpretations by courts and government agencies, creating complex compliance issues. For example, the California Consumer Privacy Act of 2018, or the CCPA, went into effect on January 1, 2020, and creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act, or the CPRA, recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency that has issued substantive regulations that could result in increased privacy and information security obligations and enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Connecticut, Utah and Colorado, and have been enacted or proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States, particularly for health data that is considered sensitive and potentially subject to consent requirements and opt-out rights. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, the European Union General Data Protection Regulation, or the GDPR, governs certain collection and other processing activities involving personal data about individuals in the European Economic Area, or the EEA. Among other things, the GDPR imposes requirements regarding the security of personal data, the rights of data subjects to access and delete personal data, requires having lawful bases on which personal data can be processed, includes requirements relating to the consent of individuals to whom the personal data relates, and requires detailed notices for clinical trial participants and investigators. The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our annual global revenue), and also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR also regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. Companies transferring the personal data of EU/EEA residents must comply with one of the recognized transfer mechanisms. In July 2020, the Court of Justice of the EU, or the CJEU, limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses, or SCCs. The new EU-US Data Privacy Framework took effect on July 23, 2023 to replace the Privacy Shield to cover data transfer to the United States. On October 12, 2023, the UK approved the Data Bridge, which allows UK organizations to transfer personal data to US organizations that have self-certified to the EU-US Data Privacy Framework.
The European Commission also issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing SCC arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK. The UK’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the UK under the UK GDPR including the Standard Contractual Clauses with a UK Addendum) or the UK's International Data Transfer Agreement (the “IDTA”). This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing SCC arrangements must be migrated to the new documentation by March 21, 2024.
There is still some uncertainty around the extent to which the revised clauses can be used for all types of data transfers, particularly for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
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
Our long-term strategy is to increase our international presence, including securing regulatory approvals or certifications in targeted countries internationally. Doing business internationally involves a number of risks, including:
•Difficulties in staffing and managing our international operations;
•Multiple, conflicting and changing laws and regulations such as tax laws, privacy laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•Reduced or varied protection for intellectual property rights in some countries;
•Obtaining regulatory clearance or certification where required for our solutions in various countries;
•Requirements to maintain data and the processing of that data on servers located within such countries;
•Complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
•Limits on our ability to penetrate international markets if we are required to manufacture our solutions locally;
•Financial risks, such as longer payment cycles, difficulty collecting accounts receivable, foreign tax laws and complexities of foreign value-added tax systems, the effect of local and regional pricing, market and financial pressures on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
•Restrictions on the site-of-service for use of our solutions and the economics related thereto for physicians, providers and payors;
•Natural disasters, political and economic instability, including wars, terrorism, political unrest, outbreak of disease, boycotts, curtailment of trade and other market restrictions; and
•Regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the United States Foreign Corrupt Practices Act of 1977, or FCPA, U.K. Bribery Act of 2010 and comparable laws and regulations in other countries.
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
We have adopted policies and continue to enhance training regarding compliance by us and our directors, officers, employees, representatives, consultants and agents with the FCPA, OFAC restrictions, the Bribery Act and other export control, anti-corruption, anti-money-laundering and anti-terrorism laws and regulations. In the future, we may operate in parts of the world that have experienced governmental corruption to some degree. Moreover, because of the significant role government entities play in the regulation of many foreign healthcare markets, we may be exposed to heightened FCPA and similar risks arising from our efforts to seek regulatory approval of and reimbursement for our products in such countries. We cannot assure that our internal control policies and procedures will protect us from improper acts committed by our employees or agents, nor can we assure that our business partners have not engaged and will not engage in conduct that could materially affect their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of these laws, or allegations of such violations, would significantly disrupt our business and have a material adverse effect on our business, financial condition and results of operations.
Performance issues, service interruptions or price increases by our shipping carriers could negatively affect our business, financial condition and results of operations and harm our reputation and the relationship between us and the hospitals we work with.
Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of our solutions to our customers and for tracking of these shipments. Should a carrier encounter delivery performance issues such as loss, damage or destruction of any systems, it would be costly to replace such systems in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our solutions and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters, geopolitical conflicts or other events resulting in service interruptions affecting delivery services we use could adversely affect our ability to process orders for our solutions on a timely basis.
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
A pandemic, epidemic or outbreak of an infectious disease could adversely affect our business.
We are subject to risks associated with pandemics, epidemics and outbreaks of infectious disease. For example, the COVID-19 pandemic adversely impacted nearly all aspects of our business and markets, including our workforce and operations and the operations of our customers, suppliers, and business partners. Other future public health crises could have a similar impact. The extent to which our financial condition is impacted by any such crisis will depend on future developments, which are highly uncertain and are difficult to predict.
To the extent a future health crisis adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing solution, we must first receive either clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or the FDCA, or approval of a pre-market approval application, or PMA, from the FDA, unless an exemption applies. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later down-classified, or a 510(k)-exempt device. To be “substantially equivalent”, the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the process of obtaining PMA approval, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.
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
In the United States, our VTE and clot removal Emerging Therapy products are Class II devices that are subject to 510(k) clearance and our LimFlow products are Class III devices that are subject to PMA approval. We have obtained clearance of our currently marketed VTE and clot removal Emerging Therapy solutions through the 510(k) clearance process and the LimFlow system has received PMA approval. Any modification to our cleared or approved products that has not been previously cleared or approved may require us to submit a new 510(k) premarket notification and obtain clearance, or submit a PMA and obtain FDA approval, as applicable, prior to implementing the change. Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have made modifications to 510(k)-cleared products in the past and have determined based on our review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances or PMA approvals were not required. We may make modifications or add additional features in the future that we believe do not require a new 510(k) clearance or approval of a PMA. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMA applications for modifications to our previously cleared or approved products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.
The FDA, foreign regulatory authorities or notified bodies can delay, limit or deny clearance, approval or certification of a device for many reasons, including:
•Our inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or notified body that our solutions are safe or effective for their intended uses;
•The disagreement of the FDA or the applicable foreign regulatory authorities or notified bodies with the design or implementation of our clinical studies or the interpretation of data from preclinical studies or clinical studies;
•Serious and unexpected adverse device effects experienced by participants in our clinical studies;
•The data from our preclinical and clinical studies may be insufficient to support clearance, approval or certification, where required;
•Our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;

•The manufacturing process or facilities we use may not meet applicable requirements; and
•The potential for approval policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering our clinical data or regulatory filings insufficient for clearance or approval.
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
To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its risk classification. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements of the EU Medical Devices Regulation (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU. If we fail to comply with applicable laws and regulations, we would be unable to affix or to continue to affix the CE mark to our solutions, which would prevent us from selling them within the EU.
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
If we initiate a correction or removal for our solutions to reduce a risk to health posed by them or to remedy a violation of law that may present a risk to health, we would be required to submit a report to the FDA and may be required to submit similar notifications to other regulatory authorities. Such a report could lead to increased scrutiny by the FDA, other international regulatory agencies and our customers regarding the quality and safety of our solutions. Furthermore, the submission of these reports, to the extent made publicly available in accordance with FDA or foreign regulations, could be used by competitors against us and cause physicians to delay or cancel orders, which will harm our reputation.
If we assess a potential quality issue or complaint as not requiring either field action or regulatory notification, regulators may review documentation of that decision during a subsequent audit. If regulators disagree with our decision, or take issue with either our investigation process or the resulting documentation, regulatory agencies may impose sanctions and we may be subject to regulatory enforcement actions, including warning letters, any of which would negatively affect our business, financial condition and results of operations.
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
Even though we have obtained FDA clearance and approval (as applicable) for our solutions in the United States and these devices have been certified in the EU, we are subject to ongoing and pervasive regulatory requirements governing, among other things, the manufacture, marketing, advertising, medical device reporting, sale, promotion, import, export, registration, and listing of devices. For example, we must submit periodic reports to the FDA as a condition of 510(k) clearance and PMA approval. These reports include information about failures and certain adverse events associated with the device after its clearance or approval. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of the periodic reports, the FDA might ask for additional information or initiate further investigation.

The regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales. Even after we have obtained the proper regulatory clearance or certification to market a device, we have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations. The FDA, state and foreign regulatory authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, which may include any of the following sanctions:
•Untitled letters, warning letters or adverse publicity;
•Fines, injunctions, consent decrees and civil penalties;
•Recalls, termination of distribution, administrative detention, or seizure of our solutions;
•Customer notifications or repair, replacement or refunds;
•Operating restrictions or partial suspension or total shutdown of production;
•Delays in or refusal to grant our requests for future clearances or approvals or foreign marketing authorizations or certifications of new solutions, new intended uses, or modifications to existing solutions;
•Withdrawals or suspensions of our current 510(k) clearances, PMA approvals or certifications, resulting in prohibitions on sales of our solutions;
•FDA refusal to issue certificates to foreign governments needed to export solutions for sale in other countries; and
•Criminal prosecution.
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
Any current and future sales of our solutions outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. While the regulations of some countries may not impose barriers to marketing and selling our solutions or only require notification, others require that we obtain the clearance, approval or certification of a specified body, such as a notified body in the EU. Complying with foreign regulatory requirements, including obtaining registrations, clearances, approvals, or certifications can be expensive and time-consuming, and we may not receive regulatory clearances, approvals or certifications in each country or jurisdiction in which we plan to market our solutions or we may be unable to do so on a timely basis. The time required to obtain registrations, clearances, approvals or certifications, if required by other countries, may be longer than that required for FDA clearance or approval, and requirements for such registrations, clearances, approvals or certifications may significantly differ from FDA requirements. If we modify our solutions, we may need to apply for regulatory clearances, approvals or certifications before we are permitted to sell the modified solution.
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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the impact of the COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities internationally have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs due to a global health crisis, or if global health concerns continue to hinder or prevent the FDA, other regulatory authorities or notified bodies from conducting their regular inspections, audits, reviews, or other regulatory activities, it could significantly impact the ability of the FDA, other regulatory authorities or notified bodies to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
For instance, in the EU, notified bodies must be officially designated to certify products and services in accordance with the EU Medical Devices Regulation. While several notified bodies have been designated under the EU Medical Devices Regulation, the COVID-19 pandemic significantly slowed down their designation process, and the current designated notified bodies are facing a large amount of requests to (re) certify products under the new Regulation, as a consequence of which review times have lengthened. This situation could impact the timely review and processing of regulatory submissions and audits by our notified bodies and therefore our ability to grow our business in the EU and EEA.
Legislative or regulatory reforms in the United States or the EU may make it more difficult or costly for us to obtain regulatory clearances, approvals or certifications for our solutions or to manufacture, market or distribute our solutions after clearance, approval or certification is obtained.
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
Additionally, in September 2019, the FDA issued revised final guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA maintains a list of device types appropriate for the “safety and performance based” pathway and continues to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as recommended testing methods, where feasible. The FDA may establish performance criteria for classes of devices for which we or our competitors seek or currently have received clearance, and it is unclear the extent to which such performance standards, if established, could impact our ability to obtain new 510(k) clearances or new PMA approvals, or otherwise create competition that may negatively affect our business.
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
These modifications may have an adverse impact on the way we intend to develop our business in the EU and EEA. For example, as a result of the transition towards the new regime, notified body review times have lengthened, and product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.
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
The initiation and completion of any of clinical studies may be prevented, delayed, or halted for numerous reasons. We may experience delays in our ongoing clinical trials for a number of reasons, which could adversely affect the costs, timing or successful completion of our clinical studies, including related to the following:
•We may be required to submit an investigational device exemption, or IDE, application to FDA, or similar application to foreign regulatory authorities which must become effective prior to commencing certain human clinical studies of medical devices, and FDA may not approve our IDE application and notify us that we may not begin clinical studies;
•Regulators and other comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical studies;
•Regulators and/or institutional review boards, or IRBS, or other reviewing bodies may not authorize us or our investigators to commence a clinical study, or to conduct or continue a clinical study at a prospective or specific study site;
•We may not reach agreement on acceptable terms with prospective contract research organizations, or CROs and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and study sites;
•Clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical studies or abandon product development programs;

•The number of subjects or patients required for clinical studies may be larger than we anticipate, enrollment in these clinical studies may be insufficient or slower than we anticipate, and the number of clinical studies being conducted at any given time may be high and result in fewer available patients for any given clinical study, or patients may drop out of these clinical studies at a higher rate than we anticipate;
•Our third‑party contractors, including those manufacturing products or conducting clinical studies on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•We might have to suspend or terminate clinical studies for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;
•We may have to amend clinical study protocols or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to submit to an IRB and/or regulatory authorities for re‑examination;
•Regulators, IRBs, or other parties may require or recommend that we or our investigators suspend or terminate clinical research for various reasons, including safety signals or noncompliance with regulatory requirements;
•The cost of clinical studies may be greater than we anticipate;
•Clinical sites may not adhere to the clinical protocol or may drop out of a clinical study;
•We may be unable to recruit a sufficient number of clinical study sites;
•Regulators, IRBs, or other reviewing bodies may fail to approve or subsequently find fault with our manufacturing processes or facilities of third‑party manufacturers with which we enter into agreement for clinical and commercial supplies, the supply of devices or other materials necessary to conduct clinical studies may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and/or
•Our current or future solutions may have undesirable side effects or other unexpected characteristics.
In addition, disruptions caused by the COVID-19 pandemic or other future global health crises may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical studies. Any of these occurrences may significantly harm our business, financial condition and prospects.
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
There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims and physician transparency payment laws. Our business practices and relationships with providers are subject to scrutiny under these laws. The healthcare laws and regulations that may affect our ability to operate include, but are not limited to:
•The federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual or furnishing or arranging for a good or service, for which payment may be made, in whole or in part, under federal healthcare programs, such as Medicare and Medicaid. The U.S. government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•The federal civil and criminal false claims laws and civil monetary penalties laws, including the federal civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal healthcare programs that are false or fraudulent. These laws can apply to manufacturers who provide information on coverage, coding, and reimbursement of their products to persons who bill third-party payors. Private individuals can bring False Claims Act “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers”, may share in amounts paid by the entity to the government in fines or settlement. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;
•The federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
•The Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•The federal Physician Payments Sunshine Act which requires certain applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, or CHIP, to report annually to the DHHS Centers for Medicare and Medicaid Services, or CMS, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives) and teaching hospitals, and applicable manufacturers and group purchasing organizations, to report annually ownership and investment interests held by physicians and their immediate family members;
•The FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•Federal and state laws and regulations regarding billing and claims payment applicable to our solutions and regulatory agencies enforcing those laws and regulations; and
•Analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers and state laws related to insurance fraud in the case of claims involving private insurers.
These laws and regulations, among other things, constrain our business, marketing and other promotional and research activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers of our solutions. We have entered into consulting agreements with physicians, which could be viewed as influencing the purchase of or use of our solutions in procedures they perform. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws.
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
To enforce compliance with the healthcare regulatory laws, certain enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. If our operations are found to be in violation of any of the federal, state, or foreign laws, or any other current or future fraud and abuse or other healthcare regulations or guidelines that apply to us, we may be subject to significant criminal, civil, or administrative penalties, damages, or fines, or imprisonment for individuals. We could also be subject to additional oversight and reporting obligations, exclusion from participation in government programs, such as Medicare and Medicaid, or reputational harm. Any of the foregoing consequences could negatively affect our business, financial condition, and results of operations. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to.

Please refer to “Item 3. Legal Proceedings” for information regarding a civil investigative demand (“CID”) we received from the U.S. Department of Justice, Civil Division, in connection with an investigation under the federal Anti-Kickback Statute and False Claims Act.

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
The medical device industry has been characterized by extensive litigation regarding patents, trademarks, trade secrets, and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. It is possible that U.S. and foreign patents and pending patent applications or trademarks controlled by third parties may be alleged to cover our solutions, or that we may be accused of misappropriating third parties’ trade secrets. Additionally, our solutions include components that we purchase from vendors, and may include design components that are outside of our direct control. Our competitors, many of which have substantially greater resources and have made substantial investments in patent portfolios, trademarks, and competing technologies, may have applied for or obtained, or may in the future apply for or obtain, patents or trademarks that will prevent, limit or otherwise interfere with our ability to make, use, sell and/or export our solutions or to use our technologies or product names. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls”, have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license” or may be the subject of claims that our solutions and business operations infringe or violate the intellectual property rights of others. The defense of these matters can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses or make substantial payments. Vendors from whom we purchase hardware or software may not indemnify us in the event that such hardware or software is accused of infringing a third-party’s patent or trademark or of misappropriating a third-party’s trade secret.
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
A company may attempt to commercialize competing products utilizing our proprietary design, trademarks or trade names in foreign countries where we do not have any patents or patent applications, or trademark registrations, and where legal recourse may be limited. This may have a significant commercial impact on our foreign business operations.
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
The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
•Changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;
•Quarterly variations in our or our competitors’ results of operations;
•Periodic fluctuations in our revenue, which could be due in part to the way in which we recognize revenue;
•The financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•Future sales of our common stock or other securities, by us or our stockholders;
•The trading volume of our common stock;
•General market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;
•Changes in reimbursement by current or potential payors;
•Changes in operating performance and stock market valuations of other technology companies generally, or those in the medical device industry in particular;
•Actual or anticipated changes in regulatory oversight of our solutions;
•The results of our clinical trials;
•The loss of key personnel, including changes in our board of directors and management;
•Product recalls or other problems associated with our solutions;
•Legislation or regulation of our market;
•Lawsuits threatened or filed against us, including litigation by current or former employees alleging wrongful termination, sexual harassment, whistleblower or other claims;
•The announcement of new solutions or enhancements by us or our competitors;
•Announced or completed acquisitions of businesses or technologies by us or our competitors;
•Announcements related to patents issued to us or our competitors and related litigation; and
•Developments in our industry.
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
Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include that:
•Our board of directors has the exclusive right to expand the size of our board of directors and to elect directors to fill vacancies;
•Our classified board of directors is divided into three classes, with each class serving a three year term;
•Our stockholders can only take action at an annual or special meeting of our stockholders;
•A special meeting of stockholders may be called only by the chair of the board of directors, the chief executive officer, the president or the board of directors;
•Our amended and restated certificate of incorporation prohibits cumulative voting;
•Our board of directors may alter our bylaws without obtaining stockholder approval;
•Amendments to certain provisions of our amended and restated certificate of incorporation or amendments to our amended and restated bylaws generally require approval of at least two-thirds of the voting power of our outstanding capital stock;
•Stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting; and
•Our board of directors is authorized to issue shares of preferred stock and to determine the terms of those shares without stockholder approval.
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
Securities analysts may publish unfavorable research or reports about our business or may publish no information at all, which could cause our stock price or trading volume to decline.
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
Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy
In the normal course of business, we collect and store personal information and other sensitive information on our information systems. To protect our information, our existing cybersecurity policies require continuous monitoring and detection programs and network security precautions.
Our cybersecurity processes, technologies, and controls aid in our efforts to assess, identify, and manage material risks associated with cybersecurity threats. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risks and reputational risks.
Our enterprise risk management program incorporates risks related to cybersecurity threats alongside other company risks as part of our overall risk assessment process. We also employ a cybersecurity-specific risk assessment process. Our IT professionals collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity, and potential mitigations. We employ a range of tools and services, including regular network and endpoint monitoring, vulnerability assessments, penetration testing, and tabletop exercises to inform our professionals of risk identification and assessment.
We also engage experts to attempt to infiltrate our information systems.
Additionally, we undertake the following activities as part of our processes to assess, identify and manage material risks from cybersecurity threats:
•monitor emerging data protection laws and implement changes to our processes as needed;
•conduct periodic cybersecurity management and incident training as well as social engineering training for employees and consultants involved in our systems and processes that handle sensitive data;
•require employees, as well as third-parties who provide services on our behalf, to treat customer information and data with care;
•perform tabletop exercises to simulate a response to a cybersecurity incident and use the findings to inform our processes and technologies; and
•leverage the NIST incident handling framework to help us respond, and recover when there is an actual or potential cybersecurity incident;
•carry information security risk insurance to provide protection against certain potential losses arising from a cybersecurity incident.
We also maintain an incident response plan, which outlines our procedures for detecting, responding to and recovering from cybersecurity incidents. The incident response plan includes processes to triage, assess severity for, escalate, contain, investigate, and remediate the cybersecurity threats and incidents, as well as to assist in complying with potentially applicable legal obligations and mitigating brand and reputational damage.
As part of the above processes, we engage with assessors, consultants, auditors, and other third-parties to review our cybersecurity program to help identify areas for continued focus, improvement and/or compliance.
We are continuing to build processes to address cybersecurity threat risks associated with our use of third-party service providers, including those in our supply chain or who have access to our customer and employee data or our systems. Third-party risks are included within our enterprise risk management assessment program, as well as our cybersecurity-specific risk identification program, both of which are discussed above. Additionally, we generally require those third parties that have greater access to sensitive information to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits, which we conduct as appropriate.

We do not believe risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, we can give no assurance that we have detected or protected against all cybersecurity threats or incidents. Please refer to the risk factor titled “Failure to protect our information technology infrastructure against cyberattacks, security breaches, service interruptions, or data corruption could materially disrupt our operations and adversely affect our business and operating results”, included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K, for additional information about risks related to cybersecurity matters.
Cybersecurity Governance
Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are overseen by our cybersecurity committee, which is led by our Vice President, IT and is comprised of a cross-functional team which includes our Chief Financial Officer and General Counsel, along with other members of our IT, legal, finance and internal audit departments. To facilitate our cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Our cybersecurity committee meets on a regular basis and is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above.
Through ongoing communications with these teams, our Vice President, IT, and the cybersecurity committee monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the audit committee on a quarterly basis and as otherwise necessary, and annually to the full Board and as the cybersecurity committee otherwise deems appropriate. Our Vice President, IT has over 20 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs, managing data centers, designing networks and infrastructure. Our Vice President of IT oversees a team of experienced and certified individuals who holds various certificates relevant to information security.
The audit committee of our board of directors has oversight responsibility for our data security practices and cybersecurity threats, periodically reviewing and discussing with management our policies, practices and risks related to information systems, information security, data privacy and cybersecurity. At least annually, the entire board of directors receives an overview from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks, and information security considerations arising with respect to our peers and other third parties. Material cybersecurity threat risks are also considered during separate Board meeting discussions of important matters such as enterprise risk management, operational budgeting, mergers and acquisitions, and other relevant matters.
Item 2. PROPERTIES

Our corporate headquarters, which includes our manufacturing facility, is located in Irvine, California, where we occupy a facility totaling approximately 130,000 square feet under a lease agreement that expires in July 2041. This facility contains dedicated research and development, training, education and manufacturing spaces. We also lease a small office in Basel, Switzerland.
In October 2023, we signed a lease and construction agreement for 185,000 square feet of land with options to lease additional land of 283,000 square feet in the Evolution Free Trade Zone in Costa Rica. The lease provides for, among other things, the construction of and option to purchase a manufacturing and distribution facility, which is expected to be operational in 2025.
We believe these facilities are sufficient to meet our current and anticipated needs in the near term and that suitable additional space is available as needed to accommodate the expansion of our operations and manufacturing and distribution activities.

Item 3. LEGAL PROCEEDINGS

In December 2023, we received a civil investigative demand (“CID”) from the U.S. Department of Justice, Civil Division, in connection with an investigation under the federal Anti-Kickback Statute and Civil False Claims Act (the “Investigation”). The CID requests information and documents primarily relating to meals and consulting service payments provided to health care professionals (“HCPs”). We are cooperating with the Investigation. We are unable to express a view at this time regarding the likely duration, or ultimate outcome, of the Investigation or estimate the possibility of, or amount or range of, any possible financial impact. Depending on the outcome of the Investigation, there may be a material impact on our business, results of operations, or financial condition.
Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “NARI”
Stockholders
As of February 23, 2024, there were approximately 10 holders of record of our common stock. This number does not include stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Unregistered sales of equity securities
None.
Purchases of equity securities by the issuer and affiliated purchasers
None.
Stock Performance Graph
The graph below shows a comparison, from May 22, 2020 (the date our common stock commenced trading on the Nasdaq) through December 31, 2023 of the cumulative total return to stockholders of our common stock relative to the Nasdaq Composite Index (“NBI”), the Nasdaq Biotechnology Index (“IXIC”) and the S&P Health Care Equipment Index. The graph assumes that $100 was invested in each of our common stock, the Nasdaq Composite, the Nasdaq Biotechnology and the S&P Health Care Equipment Index at their respective closing prices on May 22, 2020 and assumes reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance. This graph is not “soliciting material”, is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON OF 43 MONTH CUMULATIVE TOTAL RETURN* Among Inari Medical, Inc., the NASDAQ Composite Index and the S&P Health Care Equipment Index
*$100 Invested on 5/22/20 in stock or 4/30/20 in index, including reinvestment of dividends.
Fiscal year ending December 31.
Item 6. [Reserved]

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes included in Part II, Item 8 of this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. Please also see the section titled “Cautionary Note Regarding Forward-Looking Statements”.
OVERVIEW
Patients first. No small plans. Take care of each other. These are the guiding principles that form the ethos of Inari Medical. We are committed to improving lives in extraordinary ways by creating innovative solutions for both unmet and underserved health needs. In addition to our purpose-built solutions, we leverage our capabilities in education, clinical research, and program development to improve patient outcomes. We are passionate about our mission to establish our treatments as the standard of care for venous disease, including venous thromboembolism, chronic venous disease and beyond. We are just getting started.
We purpose build a variety of products, including minimally invasive, novel, catheter-based mechanical thrombectomy devices and their accessories to address the unique characteristics of specific disease states. In addition, in November 2023, we acquired LimFlow, a medical device company focused on limb salvage for patients with CLTI. CLTI is an advanced stage of peripheral artery disease that is associated with increased mortality, risk of amputation and impaired quality of life. The LimFlow system utilizes TADV to bypass blocked arteries in the leg and deliver oxygenated blood back into the foot via the veins in CLTI patients. Together, our devices and systems provide solutions to address the following disease states: deep vein thrombosis, pulmonary embolism, arteriovenous (AV) thrombosis primarily in dialysis fistulas or grafts, acute limb ischemia (ALI), chronic venous disease, and CLTI.
During 2023, we released the following products:
•RevCore thrombectomy catheter, which is an FDA-cleared mechanical thrombectomy device for venous stent thrombosis;
•Triever 16 Curve catheter, which is FDA-cleared for PE and venous thrombus removal;
•ClotTriever Bold catheter, which is FDA-cleared for DVT and the removal of acute and chronic clots in the peripheral vasculature; and
•ClotTriever XL, which is a purpose-built FDA-cleared catheter for efficient clot removal with minimal blood loss.
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
As of December 31, 2023, we had cash, cash equivalents, restricted cash and short-term investments of $116.1 million, no long-term debt outstanding and an accumulated deficit of $48.5 million.

For the year ended December 31, 2023, we generated revenue of $493.6 million, with a gross margin of 88.0% and net loss of $1.6 million, compared to revenue of $383.5 million, with a gross margin of 88.4% and net loss of $29.3 million for the year ended December 31, 2022.
Comparison of the years ended December 31, 2022 and 2021
For a comparison of our results of operations and cash flows for the years ended December 31, 2022 and 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 27, 2023, which comparative information is incorporated by reference in this Annual Report on Form 10-K.
Acquisition of LimFlow
On November 15, 2023, we acquired LimFlow for $250.0 million in cash, which was adjusted based on the estimated working capital, indebtedness, cash and transaction expenses of LimFlow, with contingent consideration of up to a maximum of $165.0 million payable based on the achievement of certain commercial and reimbursement milestones. The results of operations of LimFlow have been included in our consolidated financial statements from the date of the acquisition.
COMPONENTS OF OUR RESULTS OF OPERATIONS
Revenue
During 2023, we derived substantially all our revenue from the sale of our VTE products directly to hospitals primarily located in the United States while we continued to grow internationally. Our customers typically purchase our products through an initial stocking order, and then reorder replenishment inventory as procedures are performed. No single customer accounted for 10% or more of our revenue during the years ended December 31, 2023, 2022 and 2021. We expect our revenue to increase in absolute dollars as we expand our offerings, grow the sales organization and sales territories, add customers, expand the base of physicians who gain experience with using our products, expand awareness of our products with new and existing customers and as physicians perform more procedures using our products.
We disaggregate revenue between VTE and Emerging Therapies markets. VTE comprises revenue from the sale of our ClotTriever and FlowTriever systems. Emerging Therapies comprises revenues from the sale of our solutions addressing chronic venous disease, CLTI, small vessel thrombosis and arterial thromboembolism. Revenue from VTE and Emerging Therapies are as follows:

	Years Ended December 31,
	2023	2022	2021
VTE	$476,275	$381,431	$276,984
Emerging Therapies	17,357	2,040	—
Total Revenue	$493,632	$383,471	$276,984
Cost of Goods Sold and Gross Margin
We manufacture and/or assemble substantially all our products at our facility in Irvine, California. Cost of goods sold consists primarily of the cost of raw materials, components, direct labor and manufacturing overhead. Overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management, including stock-based compensation. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs such as shipping costs. We expect cost of goods sold to continue to increase in absolute dollars as our revenue grows, we introduce new products, and more of our products are sold; however, we also expect to realize opportunities to increase operating leverage as we continue to expand and optimize our manufacturing operations.

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
Research and Development Expenses
Research and development, or “R&D”, expenses consist primarily of engineering, product development, clinical studies to develop and support our products, regulatory expenses, and other costs associated with products that are in development. These expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel and depreciation expenses. Additionally, R&D expenses include costs associated with our clinical trials and registries, including clinical study design, clinical study site initiation and study costs, data management, and internal and external costs incurred in the process of regulatory submissions, which include the costs of outside consultants and contractors. We expense R&D costs as incurred. We expect R&D to increase in absolute dollars in the near term and generally expect R&D expenses as a percentage of revenue to vary over time depending on the level and timing of our new product development efforts, as well as our clinical evidence development, clinical trials and registries and other related activities.
Selling, General and Administrative Expenses
Selling, general and administrative, or “SG&A”, expenses consist primarily of compensation for personnel, including stock-based compensation, related to selling and marketing functions, physician education programs, commercial operations and analytics, finance, information technology, human resource and other corporate functions. Other SG&A expenses include sales commissions, travel expenses, promotional activities, marketing initiatives, market research and analysis, conferences and trade shows, physician training, professional services fees (including acquisition related transaction costs, legal, audit and tax fees), insurance costs, general corporate expenses, facilities-related expenses and amortization of intangible assets. We expect SG&A expenses to continue to increase in absolute dollars as we expand our sales and marketing organization and infrastructure to both drive and support the anticipated growth in revenue.
Interest Income
Interest income consists primarily of interest income earned on our cash, cash equivalents and investments.
Interest Expense
Interest expense consists primarily of fees related to our Amended Credit Agreement, as defined in Note 12. Credit Facility, and non-cash interest related to the amortization of issuance costs associated with our Amended Credit Agreement.

RESULTS OF OPERATIONS
Comparison of the years ended December 31, 2023 and 2022
The following table sets forth our results of operations in dollars and as percentage of revenue for the periods presented (dollars in thousands):

	Years Ended December 31,
	2023	%	2022	%	Change $
Revenue	$493,632	100.0%	$383,471	100.0%	$110,161
Cost of goods sold	59,068	12.0%	44,506	11.6%	14,562
Gross profit	434,564	88.0%	338,965	88.4%	95,599
Operating expenses
Research and development	87,533	17.7%	74,221	19.4%	13,312
Selling, general and administrative	361,063	73.1%	292,843	76.4%	68,220
Total operating expenses	448,596	90.8%	367,064	95.8%	81,532
(Loss) income from operations	(14,032)	(2.8%)	(28,099)	(7.4%)	14,067
Other income (expense)
Interest income	15,613	3.2%	1,852	0.5%	13,761
Interest expense	(196)	—%	(294)	(0.1%)	98
Other income	2,861	0.6%	356	0.1%	2,505
Total other income	18,278	3.8%	1,914	0.5%	16,364
Income (loss) before income taxes	4,246	1.0%	(26,185)	(6.9%)	30,431
Provision for income taxes	5,882	1.2%	3,082	0.8%	2,800
Net (loss) income	$(1,636)	(0.2%)	$(29,267)	(7.7%)	$27,631
Revenue. Revenue increased $110.2 million, or 28.7%, to $493.6 million during the year ended December 31, 2023, compared to $383.5 million during the year ended December 31, 2022. The increase in revenue was primarily due to an increase in the number of products sold as we expanded our sales territories globally, opened new accounts and achieved deeper penetration of our products into existing accounts, and introduced new products.
Cost of Goods Sold and Gross Margin. Cost of goods sold increased $14.6 million, or 32.7%, to $59.1 million during the year ended December 31, 2023, compared to $44.5 million during the year ended December 31, 2022. This increase was due to the increase in the number of products sold and additional manufacturing overhead costs to support anticipated future growth.
Gross Margin. Gross margin for the year ended December 31, 2023 decreased to 88.0%, compared to 88.4% for the year ended December 31, 2022.
Research and Development Expenses. R&D expenses increased $13.3 million, or 17.9%, to $87.5 million during the year ended December 31, 2023, compared to $74.2 million during the year ended December 31, 2022. The increase in R&D expenses was primarily due to increases of $6.6 million of personnel-related expenses, $4.4 million in materials and supplies, $1.5 million of clinical and regulatory expenses, and $0.6 million in software costs and depreciation expenses, in support of our growth drivers to develop new products and build the clinical evidence base.
Selling, General and Administrative Expenses. SG&A expenses increased $68.2 million, or 23.3%, to $361.1 million during the year ended December 31, 2023, compared to $292.8 million during the year ended December 31, 2022. The increase in SG&A costs was primarily due to increases of $50.7 million in personnel-related expenses as a result of increased headcount and increased commissions due to higher revenue, $11.2 million in professional fees, of which $8.7 million are transaction costs as well as certain integration related costs associated with the acquisition of LimFlow, $2.6 million in travel and related expenses, $2.1 million in materials and supplies, $1.3 million of amortization expense related to the acquired intangible asset, $1.1 million in software costs and depreciation expenses, and $0.5 million in facility costs, offset by a decrease in insurance related expenses of $1.5 million.
Interest Income. Interest income increased by $13.8 million to $15.6 million for the year ended December 31, 2023, compared to $1.9 million for the year ended December 31, 2022. The increase in interest income was primarily due to higher interest rates and higher cash balances invested in short-term investments in debt securities during the year ended December 31, 2023, compared to the year ended December 31, 2022.
Interest Expense. Interest expense decreased by $0.1 million to $0.2 million for the year ended December 31, 2023, compared to $0.3 million and December 31, 2022.
Other income. Other income of $2.9 million for the year ended December 31, 2023 consisted primarily of $3.5 million gain arising from the fair value adjustment of our previously held investment in LimFlow as a result of the acquisition of LimFlow, offset by an impairment loss related to our strategic investment of $0.6 million. Other income for the year ended December 31, 2022 of $0.4 million consisted primarily of foreign currency transaction gains.
Income Taxes. Income taxes increased by $2.8 million to $5.9 million for the year ended December 31, 2023, compared to $3.1 million for the year ended December 31, 2022. The increase in the provision for income taxes primarily related to an increase in the current year U.S. federal and state income taxes due to the capitalization and amortization of certain research and development expenses and an increase of US pre-tax book income in 2023 compared to 2022.
LIQUIDITY AND CAPITAL RESOURCES
To date, our primary sources of capital have been the net proceeds we received through private placements of preferred stock, debt financing agreements, the sale of common stock in our IPO completed on May 27, 2020 and follow-on offering completed in March 2022, and revenue from the sale of our products. As of December 31, 2023, we had cash and cash equivalents of $38.6 million, restricted cash of $0.6 million and short-term investments in debt securities of $76.9 million. We maintain cash and cash equivalents with financial institutions in excess of insured limits.

On November 15, 2023, we acquired LimFlow for total consideration of $318.2 million, which included a cash consideration of $242.0 million, fair value of contingent consideration of $65.9 million and remeasurement of our previously held investment in LimFlow of $10.2 million. The cash consideration was funded using our existing cash and short-term investments. The additional contingent payments related to certain commercial and reimbursement milestones can be up to $165.0 million which includes (i) up to $140.0 million based on net revenue generated from the sale of the LimFlow system for the years 2024 through 2026 and (ii) up to $25.0 million based on the achievement of certain reimbursement milestones related to the LimFlow System. Revenue-based milestone payments are expected to be due in the first quarter of each of 2025, 2026 and 2027. The timing of reimbursement-based milestone payments is dependent on the achievement of such milestones and other conditions set forth in the share purchase agreement with LimFlow. For additional information about the acquisition, see Note 3. Business Combination.
In December 2022, we amended our revolving Credit Agreement with Bank of America (as amended, the “Previously Amended Credit Agreement”) which provides for loans up to a maximum of $40.0 million and increases the optional accordion to $120.0 million. The Previously Amended Credit Agreement also included a Letter of Credit subline facility (“LC Facility”) of up to $5.0 million. In February 2023, we amended the LC Facility to increase the limit to up to $10.0 million. In November 2023, we further amended the Amended Credit Agreement, as defined in Note 12. Credit Facility, to, among other things, increase the amount available for borrowing to up to a maximum principal amount of $75.0 million. We also amended the LC Facility to increase the limit to up to $18.8 million. As of December 31, 2023, we had no principal outstanding under the Amended Credit Agreement and the amount available to borrow was approximately $56.1 million. As of December 31, 2023, we had four letters of credit in the aggregated amount of $2.4 million outstanding under the LC Facility and as a result, we had $16.4 million of unused line of credit. The aggregate stated amount outstanding of letter of credits reduces the total borrowing base available under the Amended Credit Agreement and is subject to certain fees. For additional information about the Amended Credit Agreement, see Note 12. Credit Facility.

Our other short-term and long-term material cash requirements, from known contractual obligations as of December 31, 2023, include a contingent consideration liability, operating lease liabilities and uncertain tax positions as well as costs associated with integration of our LimFlow acquisition, as discussed in the Consolidated Financial Statements section of this Annual Report on Form 10-K.
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
CASH FLOWS
Comparison of the years ended December 31, 2023 and 2022
The following table summarizes our cash flows for each of periods indicated (in thousands):

	Years Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$35,927	$(13,972)
Investing activities	(58,018)	(195,216)
Financing activities	1,171	177,138
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(94)	(480)
Net decrease in cash, cash equivalents and restricted cash	$(21,014)	$(32,530)
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities for the year ended December 31, 2023 was $35.9 million, consisting primarily of a net loss of $1.6 million and an increase in net operating assets of $2.6 million, offset by non-cash charges of $34.9 million. The change in net operating assets was primarily due to increases in accounts receivable of $11.1 million, inventories of $7.4 million, and a decrease in prepaid expenses, deposits and other assets of $10.7 million, which were partially offset by an increase in payroll-related accruals, accrued expenses and other liabilities of $11.8 million and a decrease in operating lease liabilities of $1.3 million.
Net cash used in operating activities for the year ended December 31, 2022 was $14.0 million, consisting primarily of net loss of $29.3 million and a decrease in net operating assets of $21.5 million, offset by non-cash charges of $36.8 million. The change in net operating assets was primarily due to increases in accounts receivable of $17.0 million and inventories of $11.7 million, and decrease in prepaid expenses, deposits and other assets of $0.6 million, which were partially offset by increases in payroll-related accruals, accrued expenses and other liabilities of $10.7 million and accounts payable of $1.1 million primarily due to timing of payments and growth of our operations, and decreases in lease prepayments for lessor's owned leasehold improvements of $4.2 million and operating lease liabilities of $0.9 million.
Net Cash Used in Investing Activities
Net cash used in investing activities for the year ended December 31, 2023 was $58.0 million, consisting of $406.2 million of purchases of marketable securities, $240.4 million of net cash paid for the LimFlow acquisition, $4.7 million of purchases of property and equipment, $1.5 million for capitalized software development, and $0.6 million of purchases of other investments, offset by maturities of marketable securities of $508.3 million and sales of marketable securities of $87.1 million.
Net cash used in investing activities for the year ended December 31, 2022 was $195.2 million, consisting of $489.6 million of purchases of marketable securities, $8.3 million purchases of other investments, and $10.0 million of purchases of property and equipment, offset by maturities of marketable securities of $312.6 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2023 was $1.2 million, consisting of $9.9 million proceeds from the issuance of common stock under our employee stock purchase plan and $0.8 million of proceeds from exercise of stock options, offset by $9.6 million of tax payments related to vested restricted stock units (“RSUs”).
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
While our significant accounting policies are more fully described in Note 2. Summary of Significant Accounting Policies to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and require our most difficult, subjective and complex judgments.
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
For both the years ended December 31, 2023 and 2022, we recorded $1.2 million of unbilled receivables, which are included in accounts receivable, net, in the accompanying consolidated balance sheets.
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
Costs associated with product sales include commissions and are recorded in SG&A expenses. We apply the practical expedient and recognize commissions as an expense when incurred because the amortization period is less than one year.
Investment in Equity Securities
We have investments in certain privately held companies, with no readily determinable fair value. We measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investments. We monitor the information that becomes available from time to time and adjust the carrying values of these investments if there are identified events or changes in circumstances that have a significant adverse effect on the fair values or if there are observable changes in fair value. As of December 31, 2023, total other investments of $1.5 million were included in deposits and other assets in the consolidated balance sheets. As a result of the LimFlow acquisition, we recognized a gain on the pre-existing investment in LimFlow of $3.5 million, which was recorded in other income (expense) in consolidated statements of operations and comprehensive income (loss). Additionally, during the year ended December 31, 2023, we recorded an impairment loss of $0.6 million related to a strategic investment in other income (expense) in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Management assesses the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2023, we are in a net deferred tax liability position due to the LimFlow acquisition. However, a valuation allowance has been maintained against certain deferred tax assets. As of December 31, 2022, the net deferred tax assets were fully offset by a valuation allowance. We will continue to assess its position on the realizability of its deferred tax assets, until such time as sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Any release of the valuation allowance will result in a material benefit recognized in the quarter of release.

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
Business Combination
Under the acquisition method of accounting, ASC 805, Business Combinations, we allocate the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Determining these fair values requires us to make estimates and assumptions, especially with respect to intangible assets. We record the excess consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, as goodwill. Costs that we incur to complete the business combination, such as legal and other professional fees, are expensed as they are incurred.
In an acquisition with a contingent consideration which can be earned by the sellers upon completion of certain future performance or other milestones, the acquisition-date fair value of contingent consideration liability is recorded as a component of accrued liabilities and/or other long-term liabilities. These estimates require significant management judgment, including evaluating the probability of achieving certain future milestones. The fair value of contingent consideration is measured using a Monte Carlo simulation which represents Level 3 measurements because they are supported by little or no market activity and reflect our own assumptions in measuring fair value. Estimates and assumptions used in the fair value assessment included forecasted revenues for LimFlow, revenue risk premium, revenue volatility, operational leverage ratio, counterparty credit spread, and weighted average cost of capital. Changes in the fair value of the contingent consideration subsequent to the acquisition date are recognized in SG&A expense in our consolidated statements of operations and comprehensive income (loss).
If the initial accounting for a business combination is incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in its financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. We record these adjustments to the provisional amounts with a corresponding offset to goodwill. Any adjustments identified after the measurement period are recorded in the consolidated statements of operations and comprehensive income (loss).
Goodwill and Intangible Asset
Assets acquired, including intangible assets, and liabilities assumed are measured at fair value as of the acquisition date. Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of the net assets acquired.
In accordance with ASC 350, Intangibles-Goodwill and Other, the acquired goodwill is not amortized; however, it is reviewed for impairment at least annually during the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. Goodwill is considered to be impaired if the carrying value of the reporting unit exceeds its respective fair value.
We perform a goodwill impairment analysis at the reporting unit level, which aligns with our reporting structure and availability of discrete financial information. During the goodwill impairment review, we assess qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than the carrying amounts, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and our overall financial performance. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair values of our reporting units are less than the carrying amounts, then no additional assessment is deemed necessary. Otherwise, we proceed to compare the estimated fair values of the reporting units with the carrying values, including goodwill. If the carrying amounts of the reporting units exceed the fair values, we record an impairment loss based on the difference. We may elect to bypass the qualitative assessment in a period and proceed to perform the quantitative goodwill impairment test.

Our identifiable intangible asset with a finite life is comprised of acquired developed technology. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives.
We perform regular reviews to determine if any event has occurred that may indicate that intangible assets with finite useful lives are potentially impaired. If indicators of impairment exist, an impairment test is performed to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are not recoverable, we estimate the fair value of the assets and record an impairment loss if the carrying value of the assets exceeds the fair value. Factors that may indicate potential impairment include a significant decline in our stock price and market capitalization compared to the net book value, significant changes in the ability of a particular asset to generate positive cash flows for our strategic business objectives, and the pattern of utilization of a particular asset.
RECENT ACCOUNTING PRONOUNCEMENTS
Please refer to Note 2. Summary of Significant Accounting Policies to our audited consolidated financial statements appearing under Part 2, Item 8 for a discussion of new accounting standards updates that may impact us.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
The risk associated with fluctuating interest rates is primarily limited to our indebtedness and short-term investments. As of December 31, 2023, we had no long-term debt outstanding and had $76.9 million of short-term investments. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements. We do not currently engage in hedging transactions to manage our exposure to interest rate risk.
Credit Risk
As of December 31, 2023, our cash and cash equivalents and investments were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We do not believe we are exposed to any significant credit risk. Our cash equivalents are invested in highly rated money market funds.
Our accounts receivable relates to revenue from the sale of our products primarily to hospitals and medical centers in the United States. No customer represented 10% or more of our accounts receivable as of December 31, 2023.
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
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
Item 9A. CONTROLS AND PROCEDURES

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act), as of December 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management's assessment and conclusion on the effectiveness of our internal control over financial reporting as of December 31, 2023, excludes an assessment of the internal control over financial reporting of LimFlow, which we acquired on November 15, 2023, due to the proximity of the acquisition to the year ended on December 31, 2023. In conducting our evaluation of internal controls over financial reporting, we have excluded assets, liabilities, and results of operations from the assessment. LimFlow represented approximately 55% of the total consolidated assets as of December 31, 2023. Revenues of the acquired operations of LimFlow were immaterial to our total consolidated revenues for the year ended December 31, 2023.
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and oversight of the board of directors, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
As of December 31, 2023, we are in the process of evaluating and integrating the internal controls of the acquired LimFlow business into our existing operations.

During the fourth quarter of 2023, we implemented or changed controls related to due diligence, business combination accounting and disclosures, and governance. Other than the controls enhanced or implemented to integrate the LimFlow business, there was no change in our internal control over financial reporting during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Registered Public Accounting Firm
BDO USA, P.C., an independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2023, included in this Annual Report, has issued an attestation report on the effectiveness of our internal control over financial reporting, as set forth below:

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Inari Medical, Inc.
Irvine, California
Opinion on Internal Control over Financial Reporting
We have audited Inari Medical, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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
As indicated in the accompanying Item 9A. Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of LimFlow, which was acquired on November 15, 2023, and which is included in the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. LimFlow constituted 55% of consolidated assets as of December 31, 2023, and was immaterial to the consolidated revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of LimFlow because of the timing of the acquisition which was completed on November 15, 2023. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of LimFlow.
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
/s/ BDO USA, P.C.
Costa Mesa, California
February 28, 2024
Item 9B. OTHER INFORMATION

Insider Trading Arrangements
During the quarter ended December 31, 2023, the following directors or executive officers as defined in Rule 16a-1(f) of the Exchange Act adopted a Rule 10b5-1 trading arrangement, as such term is defined in Item 408 of Regulation S-K, for the purchase or sale of our securities:
On November 13, 2023, Andrew J. Hykes, Chief Executive Officer and a member of our Board of Directors, entered into a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”) for the sale of securities of our common stock. Mr. Hykes’ Rule 10b5-1 Trading Plan, which has a term from March 20, 2024 to December 31, 2024, provides for the sale of up to 110,000 shares of common stock pursuant to a series of market orders at pre-determined price thresholds.
On November 9, 2023, Mitchell C. Hill, Chief Financial Officer, entered into a Rule 10b5-1 Trading Plan for the sale of securities of our common stock. Mr. Hill’s Rule 10b5-1 Trading Plan, which has a term from March 12, 2024 to December 31, 2024, provides for the exercise of options and sale of up to 45,000 shares of common stock on a monthly basis at a pre-determined limit price.
On November 11, 2023, Thomas Tu, MD, Chief Medical Officer, entered into a Rule 10b5-1 Trading Plan for the sale of securities of our common stock. Mr. Tu’s Rule 10b5-1 Trading Plan, which has a term from February 27, 2024 to December 31, 2024, provides for the sale of up to 82,000 shares of common stock pursuant to a series of market orders at pre-determined price thresholds.
On December 6, 2023, Rebecca Chambers, a member of our Board of Directors, entered into a Rule 10b5-1 Trading Plan for the sale of securities of our common stock. Ms. Chambers’ Rule 10b5-1 Trading Plan, which has a term from May 18, 2024 to December 20, 2024, provides for the sale of up to 1,224 shares of common stock pursuant to a series of market orders.
On December 14, 2023, William Hoffman, a member of our Board of Directors, entered into a Rule 10b5-1 Trading Plan for the sale of securities of our common stock. Mr. Hoffman’s Rule 10b5-1 Trading Plan, which has a term from March 14, 2024 to March 16, 2025, provides for the sale of up to 735,000 shares of common stock pursuant to a series of market orders at pre-determined price thresholds.
Other than the adoption of the Rule 10b5-1 Trading Plans noted above, during the quarter ended December 31, 2023, none of our directors or executive officers as defined in Rule 16a-1(f) of the Exchange Act adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, the information required by this item is incorporated by reference from the applicable information set forth in “Information Regarding our Executive Officers”, “Proposal No. 1: Election of Directors”, and “Corporate Governance and Board Matters”, and Section 16(a) Beneficial Ownership Reporting Compliance” which will be included in our Proxy Statement for our 2024 Annual Meeting of Stockholders, or the Proxy Statement, to be filed with the SEC.
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
Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the applicable information set forth in “Executive Compensation” and “Director Compensation” and “Corporate Governance and Board Matters” which will be included in our Proxy Statement.
Item 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the applicable information set forth in “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” which will be included in our Proxy Statement.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

The information required by this item is incorporated by reference from the applicable information set forth in “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board Matters” which will be included in our Proxy Statement.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the applicable information set forth in “Proposal No. 2: Ratification of the Appointment of the Independent Registered Public Accounting Firm” which will be included in our Proxy Statement.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)List the following documents filed as a part of this Annual Report on Form 10-K:
(1)Financial Statements: The financial statements included in Part II, Item 8 of this document are filed as part of this Annual Report on Form 10-K.
(2)Financial Statement Schedules: All schedules are omitted because they are not applicable.
(3)Exhibits.

Exhibit Index

			Incorporated by reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
2.1
Share Purchase Agreement, dated October 31, 2023, by and among Lombardi Sub, LLC, LimFlow S.A., equity holders of LimFlow S.A. and Shareholder Representative Services LLC (solely in its capacity as the Sellers' representative, agent and attorney-in-fact).
		8-K	001-39293	2.1*†	11/2/2023
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39293	3.1	5/28/2020
3.2	Amended and Restated Bylaws	8-K	001-39293	3.2	5/28/2020
4.1	Form of Certificate of Common Stock	S-1	333-236568	4.1	2/21/2020
4.2	Second Amended and Restated Investors’ Rights Agreement by and between Inari Medical, Inc. and certain investors, dated March 29, 2018	S-1	333-236568	4.2	2/21/2020
4.3	Warrant to purchase common stock, issued by Inari Medical, Inc. to Croton Partners, LLC, dated February 19, 2015	S-1	333-236568	4.3	2/21/2020
4.4	Warrant to purchase Series A preferred stock, issued by Inari Medical, Inc. to Silicon Valley Bank, dated December 10, 2014	S-1	333-236568	4.4	2/21/2020
4.5	Warrant to purchase Series B preferred stock, issued by Inari Medical, Inc. to East West Bank dated April 29, 2016	S-1	333-236568	4.5	2/21/2020
4.6	Description of Inari Medical, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39293	4.6	2/23/2022
10.1	Form of Indemnification Agreement between Inari Medical, Inc. and its directors and officers	S-1/A	333-236568	10.1	5/5/2020
10.2#	2011 Equity Incentive Plan	S-1	333-236568	10.3	2/21/2020
10.3#	Form of Stock Option Agreement pursuant to 2011 Equity Incentive Plan	S-1	333-236568	10.4	2/21/2020
10.4#	Form of Restricted Stock Unit Agreement pursuant to 2011 Equity Incentive Plan	S-1	333-236568	10.5	2/21/2020
10.5#	2020 Incentive Award Plan	S-1/A	333-236568	10.6	5/18/2020
10.6#	Form of Option Agreement pursuant to 2020 Incentive Award Plan	S-1/A	333-236568	10.6.1	5/18/2020
10.7#	Form of Restricted Stock Unit Agreement pursuant to 2020 Incentive Award Plan	S-1/A	333-236568	10.6.2	5/18/2020
10.8#	Form of Restricted Stock Unit Award Agreement pursuant to 2020 Incentive Award Plan - International	10-K	001-39293	10.8	3/9/2021
10.9#	Amended and Restated 2020 Employee Stock Purchase Plan	10-Q	001-39293	10.3	11/12/2020
10.10#	Form of Restricted Stock Unit Award Agreement pursuant to 2020 Incentive Award Plan - Non-Employee Director	10-K	001-39293	10.25	2/23/2022
10.11#	Amended and Restated Non-Employee Director Compensation Program	10-K	001-39293	10.14	2/23/2022
10.12	Lease Agreement, dated as of March 6, 2019, by and between Inari Medical, Inc. and Bake Technology Park LLC	S-1	333-236568	10.2	2/21/2020

			Incorporated by reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.13	Lease Termination Agreement, dated as of October 7, 2020, as modified by that First Amendment to the Lease Termination Agreement dated February 3, 2021, by and between Inari Medical, Inc. and Bake Technology Park LLC	10-K	001-39293	10.17	3/9/2021
10.14	Lease Agreement, dated as of October 7, 2020, by and between Inari Medical, Inc. and Oak Canyon Creek LLC	10-Q	001-39293	10.1	11/12/2020
10.15	First Amendment to Lease dated March 3, 2021, by and between Inari Medical, Inc. and Oak Canyon Creek LLC	10-K	001-39293	10.18	3/9/2021
10.16	Second Amendment to Lease dated July 16, 2021, by and between Inari Medical, Inc. and Oak Canyon Creek LLC
10.17	Third Amendment to Lease dated February 14, 2023, by and between Inari Medical Inc. and Oak Canyon Creek LLC	10-Q	001-39293	10.10	5/3/2023
10.18	Sublicense Agreement, dated as of August 1, 2019, by and between Inari Medical, Inc. and Inceptus Medical, LLC	S-1	333-236568	10.9	2/21/2020
10.19	Amended and Restated Services Agreement, dated as of February 1, 2018, by and between Inari Medical, Inc. and Inceptus Medical, LLC	S-1	333-236568	10.10	2/21/2020
10.20	Amended and Restated Technology Agreement, dated as of March 2, 2018, by and between Inari Medical, Inc. and Inceptus Medical, LLC	S-1	333-236568	10.11	2/21/2020
10.21	Loan, Guaranty and Security Agreement, dated as of September 4, 2020, by and among Inari Medical, Inc., Inari Medical International, Inc. and Bank of America, N.A.	8-K	001-39293	10.1	9/11/2020
10.22	First Amendment to Loan, Guaranty and Security Agreement, dated as of March 30, 2021, by and between Inari Medical, Inc., Inari Medical International, Inc. and each of the lenders signatory thereto and Bank of America, N.A. as agent	8-K	001-39293	10.1	3/31/2021
10.23	Second Amendment to Loan, Guaranty and Security Agreement, dated as of November 8, 2021	10-K	001-39293	10.24	2/23/2022
10.24	Third Amendment and Joinder to the Loan, Guaranty and Security Agreement, dated as of July 21, 2022	10-Q	001-39293	10.1	8/3/2022
10.25	Fourth Amendment and Joinder to the Loan, Guaranty and Security Agreement, dated as of December 16, 2022.	10-K	001-39293	10.28	2/27/2023
10.26	Fifth Amendment and Joinder to the Loan, Guaranty and Security Agreement, dated as of February 6, 2023, by and among Inari Medical, Inc., Inari Medical International, Inc., Inari Medical Latin America, Inc., each of the lenders party thereto, and Bank of America, N.A., as agent for the lenders.	10-K	001-39293	10.29	2/27/2023
10.27	Sixth Amendment and Limited Consent to Loan, Guaranty and Security Agreement, dated November 1, 2023, by and among Inari Medical, Inc., Inari Medical Internation, Inc., Inari Medical Latin America Inc., the lenders party thereto and Bank of America, N.A.	8-K	001-39293	10.1	11/2/2023

Incorporated by reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date
10.28
Seventh Amendment and Joinder to the Loan, Guaranty and Security Agreement, dated as of January 24, 2024, by and among Inari Medical Inc., Inari Medical International, Inc., Inari Medical Latin America, Inc., each of the lenders signatory hereto, and Bank of America, N.A., as agent for the lenders.

10.29#	Non-Employee Director Compensation Program
10.30#	Form of Performance Based Restricted Stock Unit Award Agreement
10.31#	Amended and Restated Employment Agreement, effective September 18, 2023, by and between Inari Medical, Inc. and Andrew Hykes	8-K	001-39293	10.1	9/18/2023
10.32#	Amended and Restated Employment Agreement, effective September 18, 2023, by and between Inari Medical, Inc. and Mitchell Hill	8-K	001-39293	10.1	9/18/2023
10.33#	Amended and Restated Employment Agreement, effective September 18, 2023, by and between Inari Medical, Inc. and Thomas T. Tu, MD	8-K	001-39293	10.1	9/18/2023
21.1	Subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its EBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).
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

INARI MEDICAL, INC.

Date: February 28, 2024	By:	/s/ Andrew Hykes
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

Name	Title	Date

/s/ Andrew Hykes	Chief Executive Officer (Principal Executive Officer), President and Director	February 28, 2024
Andrew Hykes

/s/ Mitchell Hill	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 28, 2024
Mitchell Hill

/s/ Donald Milder	Chair of the Board of Directors	February 28, 2024
Donald Milder

/s/ Rebecca Chambers	Director	February 28, 2024
Rebecca Chambers

/s/ William Hoffman	Director	February 28, 2024
William Hoffman

/s/ Cynthia Lucchese	Director	February 28, 2024
Cynthia Lucchese

/s/ Dana G. Mead	Director	February 28, 2024
Dana G. Mead, Jr.

/s/ Kirk Nielsen	Director	February 28, 2024
Kirk Nielsen

/s/ Jonathan Root	Director	February 28, 2024
Jonathan Root, M.D.

/s/ Catherine Szyman	Director	February 28, 2024
Catherine Szyman

/s/ Robert Warner	Director	February 28, 2024
Robert Warner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Inari Medical, Inc.
Irvine, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Inari Medical, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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
Acquisition of LimFlow S.A.
As described in Note 3 to the Company’s consolidated financial statements, on November 15, 2023, the Company acquired LimFlow S.A. (“LimFlow”) for total purchase consideration of $318.2 million, including contingent consideration of $65.9 million. The identifiable intangible asset acquired was developed technology and has been recorded by management at its estimated fair value of $146.0 million. Contingent consideration payments include (i) up to $140.0 million based on net revenue generated from the sale of the LimFlow system for the years 2024 through 2026 and (ii) up to $25.0 million based on the achievement of certain reimbursement milestones related to the LimFlow system. The assets acquired and liabilities assumed, and contingent consideration were recognized at the fair values determined by management as of the acquisition date.
We identified the estimation of fair values of the acquired intangible asset and contingent consideration as a critical audit matter. Auditing the Company’s valuation for the acquired intangible asset required subjective and complex auditor judgment due to the significant estimation uncertainty in determining the fair value of the intangible asset of $146.0 million. The fair value estimate for the intangible asset was sensitive to changes in significant underlying assumptions, including forecasted revenues, cost of sales and operating expenses, technology obsolescence, and the weighted average cost of capital (“WACC”). The significant assumptions used to estimate the fair value of the contingent consideration included the use of a Monte Carlo simulation which used significant assumptions such as forecasted revenues, revenue volatility, and WACC. Auditing these elements involved subjective and complex auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Utilizing personnel with specialized knowledge and skills in valuation to assist in the evaluation of the reasonableness of the Monte Carlo simulation, revenue volatility, technology obsolescence, and WACC, including (i) evaluating the mathematical accuracy of the Monte Carlo simulation by performing an independent calculation, (ii) developing independent ranges of the revenue volatility and WACC utilizing market data, and (iii) evaluating the reasonableness of technology obsolescence by comparing to market data.
•Evaluating the reasonableness of the forecasted revenues by comparing to market and industry data.
•Evaluating the reasonableness of forecasted cost of sales by comparing to third party pricing data and assessing as a percentage of sales versus industry data.
•Evaluating the reasonableness of forecasted operating expenses by comparing to industry data.

/s/ BDO USA, P.C.
We have served as the Company's auditor since 2019.
Costa Mesa, California
February 28, 2024

INARI MEDICAL, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$38,597	$60,222
Restricted cash	611	—
Short-term investments in debt securities	76,855	266,179
Accounts receivable, net	70,119	58,611
Inventories, net	42,900	32,581
Prepaid expenses and other current assets	6,481	5,312
Total current assets	235,563	422,905
Property and equipment, net	20,929	21,655
Operating lease right-of-use assets	48,407	50,703
Goodwill	214,335	—
Intangible assets	150,884	—
Deposits and other assets	4,117	8,889
Total assets	$674,235	$504,152
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$10,577	$7,659
Payroll-related accruals	48,706	38,955
Accrued expenses and other current liabilities	15,364	8,249
Operating lease liabilities, current portion	1,692	1,311
Total current liabilities	76,339	56,174
Operating lease liabilities, noncurrent portion	30,355	30,976
Deferred tax liability	36,231	—
Other long-term liability	66,400	—
Total liabilities	209,325	87,150
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized as of December 31, 2023 and 2022; 57,762,414 and 54,021,656 shares issued and outstanding as of December 31, 2023 and 2022, respectively	58	54
Additional paid in capital	504,453	462,949
Accumulated other comprehensive income	8,885	849
Accumulated deficit	(48,486)	(46,850)
Total stockholders' equity	464,910	417,002
Total liabilities and stockholders' equity	$674,235	$504,152
The accompanying notes are an integral part of these consolidated financial statements.

INARI MEDICAL, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data)

	Years Ended December 31,
	2023	2022	2021
Revenue	$493,632	$383,471	$276,984
Cost of goods sold	59,068	44,506	24,757
Gross profit	434,564	338,965	252,227
Operating expenses
Research and development	87,533	74,221	51,018
Selling, general and administrative	361,063	292,843	190,365
Total operating expenses	448,596	367,064	241,383
(Loss) income from operations	(14,032)	(28,099)	10,844
Other income (expense)
Interest income	15,613	1,852	154
Interest expense	(196)	(294)	(295)
Other income (expense)	2,861	356	(18)
Total other income (expense)	18,278	1,914	(159)
Income (loss) before income taxes	4,246	(26,185)	10,685
Provision for income taxes	5,882	3,082	845
Net (loss) income	$(1,636)	$(29,267)	$9,840
Other comprehensive income (loss)
Foreign currency translation adjustments	9,864	(592)	(379)
Unrealized loss (gain) on available-for-sale debt securities	(1,828)	1,843	(27)
Total other comprehensive income (loss)	8,036	1,251	(406)
Comprehensive income (loss)	$6,400	$(28,016)	$9,434
Net (loss) income per share
Basic	$(0.03)	$(0.55)	$0.20
Diluted	$(0.03)	$(0.55)	$0.18
Weighted average common shares used to compute net (loss) income per share
Basic	56,770,657	52,837,674	49,815,914
Diluted	56,770,657	52,837,674	55,594,159
The accompanying notes are an integral part of these consolidated financial statements.

INARI MEDICAL, INC.
Consolidated Statements Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	49,251,614	$49	$227,624	$4	$(27,423)	$200,254
Options exercised for common stock	806,008	1	868	—	—	869
Shares issued under Employee Stock Purchase Plan	85,049	—	5,558	—	—	5,558
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	170,781	—	(2,354)	—	—	(2,354)
Share-based compensation	—	—	25,448	—	—	25,448
Other comprehensive loss	—	—	—	(406)	—	(406)
Net income	—	—	—	—	9,840	9,840
Balance, December 31, 2021	50,313,452	50	257,144	(402)	(17,583)	239,209
Options exercised for common stock	1,098,841	1	809	—	—	810
Shares issued under Employee Stock Purchase Plan	133,515	—	8,422	—	—	8,422
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	175,848	—	(6,489)	—	—	(6,489)
Issuance of common stock in public offering, net of issuance costs of $11.9 million	2,300,000	3	174,392	—	—	174,395
Share-based compensation	—	—	28,671	—	—	28,671
Other comprehensive income	—	—	—	1,251	—	1,251
Net loss	—	—	—	—	(29,267)	(29,267)
Balance, December 31, 2022	54,021,656	54	462,949	849	(46,850)	417,002
Options exercised for common stock	517,840	—	824	—	—	824
Shares issued under Employee Stock Purchase Plan	204,545	1	9,920	—	—	9,921
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	3,018,373	3	(9,577)	—	—	(9,574)
Share-based compensation	—	—	40,337	—	—	40,337
Other comprehensive income	—	—	—	8,036	—	8,036
Net loss	—	—	—	—	(1,636)	(1,636)
Balance, December 31, 2023	57,762,414	$58	$504,453	$8,885	$(48,486)	$464,910
The accompanying notes are an integral part of these consolidated financial statements.

INARI MEDICAL, INC
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net (loss) income	$(1,636)	$(29,267)	$9,840
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,890	4,673	3,034
Amortization of deferred financing costs	47	143	143
Amortization of right-of-use assets	3,845	2,446	1,274
Deferred income taxes	(584)	—	—
Share-based compensation expense	40,337	28,671	25,448
Impairment loss on strategic investment	565	—	—
Allowance for credit losses, net	508	736	(22)
Loss on disposal of fixed assets	72	94	69
Amortization of premium and discount on marketable securities	(13,280)	—	—
Gain on previously held investment in LimFlow	(3,475)	—	—
Changes in:
Accounts receivable	(11,054)	(17,030)	(14,361)
Inventories	(7,438)	(11,688)	(10,488)
Prepaid expenses, deposits and other assets	10,737	580	(3,430)
Accounts payable	344	1,140	3,514
Payroll-related accruals, accrued expenses and other liabilities	11,843	10,691	25,992
Operating lease liabilities	(1,336)	(923)	(772)
Lease prepayments for lessor's owned leasehold improvements	(458)	(4,238)	(14,755)
Net cash provided (used in) by operating activities	35,927	(13,972)	25,486
Cash flows from investing activities
Purchases of property and equipment	(4,710)	(9,951)	(13,645)
Purchases of marketable securities	(406,173)	(489,605)	(134,377)
Maturities of marketable securities	508,279	312,600	97,000
Sales of marketable securities	87,061	—	—
Purchases of other investments	(565)	(8,260)	—
Net cash paid for acquisition	(240,419)	—	—
Capitalized software development costs	(1,491)	—	—
Net cash used in investing activities	(58,018)	(195,216)	(51,022)
Cash flows from financing activities
Issuance of common stock in public offering, net of issuance costs of $11.9 million	—	174,395	—
Proceeds from issuance of common stock under employee stock purchase plan	9,921	8,422	5,558
Proceeds from exercise of stock options	824	810	869
Payment of taxes related to vested restricted stock units	(9,574)	(6,489)	(2,354)
Net cash provided by financing activities	1,171	177,138	4,073
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(94)	(480)	(402)
Net decrease in cash, cash equivalents and restricted cash	(21,014)	(32,530)	(21,865)
Cash, cash equivalents and restricted cash beginning of year	60,222	92,752	114,617
Cash, cash equivalents and restricted cash end of year	$39,208	$60,222	$92,752
The accompanying notes are an integral part of these consolidated financial statements.

INARI MEDICAL, INC.
Notes to Consolidated Financial Statements

1. ORGANIZATION

Description of Business
Inari Medical, Inc. (the “Company”) was incorporated in Delaware in July 2011 and is headquartered in Irvine, California. The Company purpose builds a variety of products, including minimally invasive, novel, catheter-based mechanical thrombectomy systems for the unique characteristics of specific disease states.
On November 15, 2023, the Company acquired LimFlow S.A. (“LimFlow”), a medical device company focused in limb salvage for patients with chronic limb-threatening ischemia (CLTI). LimFlow focuses on transforming the treatment of CLTI, an advanced stage of peripheral artery disease that is associated with increased mortality, risk of amputation and impaired quality of life.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Management Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements may include, but are not limited to, valuation of intangible asset, contingent consideration liability, collectability of receivables, recoverability of long-lived assets, valuation of inventory, operating lease right-of-use (“ROU”) assets and liabilities, other investments, fair value of stock options, recoverability of net deferred tax assets and related valuation allowance, and certain accruals. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. Actual results could differ materially from those estimates. Management periodically evaluates such estimates and assumptions, and they are adjusted prospectively based upon such periodic evaluation.
Cash, Cash Equivalents and Restricted Cash
The Company considers cash on hand, cash in demand deposit accounts including money market funds, and instruments with a maturity date of 90 days or less at date of purchase to be cash and cash equivalents. The Company maintains its cash and cash equivalent balances with banks. At times, the cash and cash equivalent balances may exceed federally insured limits. The Company does not believe that this results in any significant credit risk as the Company’s policy is to place its cash and cash equivalents in highly-rated financial institutions. The Company defines restricted cash as cash that is legally restricted as to withdrawal or usage. The Company’s restricted cash primarily relates to an amount in escrow related to a manufacturing contract with a supplier.
Investments in Debt and Equity Securities
Investments in debt securities have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. The Company determines the appropriate classification of its investments in available-for-sale debt securities at the time of purchase. The Company considers all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classifies these securities within current assets on the consolidated balance sheets, as applicable, as they are available to support current operational liquidity needs.

INARI MEDICAL, INC.
Notes to Consolidated Financial Statements — Continued
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
The Company has strategic investments in certain privately held companies, with no readily determinable fair value. The Company elected the measurement alternative under which it measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investments. The Company will monitor the information that becomes available from time to time and adjust the carrying values of these investments if there are identified events or changes in circumstances that have a significant adverse effect on the fair values or if there are observable changes in fair value. Impairment loss, which is generally the difference between the carrying value and the fair value of the investment, is recorded in other income (expense) in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2023 and 2022, total other investments of $1.5 million and $8.3 million, respectively, were included in deposits and other assets in the consolidated balance sheets. As a result of the LimFlow acquisition, the Company recognized a gain on the pre-existing investment in LimFlow of $3.5 million. which was recorded in other income (expense) in consolidated statements of operations and comprehensive income (loss). See Note 3. Business Combination for additional information. Additionally, during the year ended December 31, 2023, the Company recorded an impairment loss of $0.6 million in other income (expense) in the consolidated statements of operations and comprehensive income (loss) related to a strategic investment. There were no impairment losses recorded during the years ended December 31, 2022 or 2021.
Accounts Receivable, net
Trade accounts receivable are recorded at the invoiced amount, net of any allowance for credit losses. The Company evaluates the expected credit losses of accounts receivable, considering historical credit losses, current customer-specific information and other relevant factors when determining the allowance. An increase to the allowance for credit losses results in a corresponding increase in selling, general and administrative expenses (“SG&A”). The Company charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. The allowance for credit losses was $1.3 million and $0.8 million as of December 31, 2023 and 2022, respectively.
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

INARI MEDICAL, INC.
Notes to Consolidated Financial Statements — Continued
Property and Equipment, net
Property and equipment are stated at cost. Additions and improvements that extend the lives of the assets are capitalized while expenditures for repairs and maintenance are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to ten years. Leasehold improvements are depreciated over the shorter of the useful life of the improvement or the lease term, including renewal periods that are reasonably assured. Upon sale or disposition of property and equipment, any gain or loss is included as operating expense in the accompanying consolidated statements of operations and comprehensive income (loss).
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
Business Combination
Under the acquisition method of accounting, ASC 805, Business Combinations, the Company allocates the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Determining these fair values require the Company to make estimates and assumptions, especially with respect to the intangible asset. The Company records the excess consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, as goodwill. Costs that the Company incurs to complete the business combination, such as legal and other advisory fees, are expensed as they are incurred.
In an acquisition with contingent consideration which can be earned by the sellers upon the completion of certain future performance or other milestones, the acquisition-date fair value of contingent consideration liability is recorded as a component of accrued liabilities and/or other long-term liabilities. These estimates require significant management judgment, including evaluating the probability of achieving certain future milestones. Changes in the fair value of the contingent consideration subsequent to the acquisition date are recognized in SG&A in the consolidated statements of operations and comprehensive income (loss).
If the initial accounting for a business combination is incomplete by the end of a reporting period that falls within the measurement period, the Company reports provisional amounts in its financial statements. During the measurement period, the Company adjusts the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The Company records these adjustments to the provisional amounts with a corresponding offset to goodwill. Any adjustments identified after the measurement period are recorded in the consolidated statements of operations and comprehensive income (loss).

INARI MEDICAL, INC.
Notes to Consolidated Financial Statements — Continued
Intangible Assets and Goodwill
Assets acquired, including intangible asset, and liabilities assumed are measured at fair value as of the acquisition date. Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of the net assets acquired.
In accordance with ASC 350, Intangibles-Goodwill and Other, the acquired goodwill is not amortized; however, it is reviewed for impairment at least annually during the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. Goodwill is considered to be impaired if the carrying value of the reporting unit exceeds its respective fair value.
The Company performs its goodwill impairment analysis at the reporting unit level, which aligns with the Company’s reporting structure and availability of discrete financial information. During the goodwill impairment review, the Company assesses qualitative factors to determine whether it is more likely than not that the fair values of the Company’s reporting units are less than the carrying amounts, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the Company’s overall financial performance. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair values of the Company’s reporting units are less than the carrying amounts, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to compare the estimated fair values of the reporting units with the carrying values, including goodwill. If the carrying amounts of the reporting units exceed the fair values, the Company records an impairment loss based on the difference. The Company may elect to bypass the qualitative assessment in a period and proceed to perform the quantitative goodwill impairment test.
The Company’s identifiable intangible asset with a finite life is comprised of acquired developed technology. The cost of identifiable intangible asset with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful life of 15 years.
The Company performs regular reviews to determine if any event has occurred that may indicate that the intangible asset with finite useful lives are potentially impaired. If indicators of impairment exist, an impairment test is performed to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are not recoverable, the Company estimates the fair value of the assets and records an impairment loss if the carrying value of the assets exceeds the fair value. Factors that may indicate potential impairment include a significant decline in the Company’s stock price and market capitalization compared to the net book value, significant changes in the ability of a particular asset to generate positive cash flows for the Company’s strategic business objectives, and the pattern of utilization of a particular asset.
Capitalized Software
The Company capitalizes certain development costs related to internal-use software. Costs associated with preliminary project activities and post-implementation activities are expensed as incurred. Software development costs are capitalized when the technological feasibility has been established and it is probable that the project will be completed, and the software will be used as intended. The Company capitalizes certain costs related to specific upgrades and enhancements when it is probable that such expenditures will result in additional functionality of the software to its customers. In general, such costs primarily include payroll and payroll-related costs for employees directly associated with development and enhancement of the software.
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

INARI MEDICAL, INC.
Notes to Consolidated Financial Statements — Continued
Fair Value of Financial Instruments
The Company’s cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their liquidity or short maturities.
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
•Level 1—Adjusted quoted prices in active markets for identical assets or liabilities.
•Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities.
See Note 4. Fair Value Measurements for further information.
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
The Company sells its products primarily to hospitals in the United States through its direct sales force. The Company recognizes revenue for arrangements where the Company has satisfied its performance obligation of shipping or delivering the product. For sales where the Company’s sales representatives hand-deliver products directly to the hospitals, control of the products transfers to the customers upon such hand delivery. For sales where products are shipped, control of the products transfers either upon shipment or delivery of the products to the customer, depending on the shipping terms and conditions. Revenue from product sales is comprised of product revenue, net of product returns, discounts, administrative fees and sales rebates. The Company has elected to account for shipping and handling activities that occur after the customer has obtained control as a fulfillment activity, and not a separate performance obligation.
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

INARI MEDICAL, INC.
Notes to Consolidated Financial Statements — Continued
For both the years ended December 31, 2023 and 2022, the Company recorded $1.2 million of unbilled receivables, which are included in accounts receivable, net, in the accompanying consolidated balance sheets.
The Company disaggregates revenue between Venous Thromboembolism (“VTE”) and Emerging Therapies. Revenue from VTE and Emerging Therapies is as follows:

	Years Ended December 31,
	2023	2022	2021
VTE	$476,275	$381,431	$276,984
Emerging Therapies	17,357	2,040	—
Total Revenue	$493,632	$383,471	$276,984
Revenue from the Company's products by geographic area, based on the location where title transfers, is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
United States	$469,864	$374,040	$274,402
International	23,768	9,431	2,582
Total revenue	$493,632	$383,471	$276,984
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
Cost of Goods Sold
Cost of goods sold consists primarily of the cost of raw materials, components, direct labor and manufacturing overhead. Overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management, including stock-based compensation. Cost of goods sold also includes depreciation expense for production equipment, inventory impairment charges, and certain direct costs such as shipping and handling costs.
Advertising Costs
Advertising costs are charged to operations as incurred. Advertising costs were $1.2 million, $1.0 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Advertising costs are included in SG&A expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

INARI MEDICAL, INC.
Notes to Consolidated Financial Statements — Continued
Research and Development
Research and development costs are expensed as incurred and include the costs to design, develop, test, deploy and enhance new and existing products. Research and development costs also include expenses associated with the purchase of intellectual property relating to a particular research and development project that has no alternative future use, clinical studies, registries and sponsored research. These costs include direct salary and employee benefit related costs for research and development personnel, costs for materials used and costs for outside services.
Patent-related Expenditures
Expenditures related to patent research and applications, which are primarily legal fees, are expensed as incurred and are included in SG&A expenses in the accompanying consolidated statements of operations and comprehensive income (loss).
Stock-based Compensation
The Company's stock based compensation arises from restricted stock units (“RSU”), stock options and the Company's Employee Stock Purchase Plan (“ESPP”).
The fair value of RSUs are determined by the closing stock price of the Company’s common stock on the awards’ grant date and the expense is recognized based on the estimated number of awards that are expected to vest. The fair value of the stock options and stock purchased under the ESPP is calculated using the Black-Scholes option pricing model, which requires valuation assumptions of expected term, expected volatility, risk-free interest rate, and expected dividend yield. For the purposes of utilizing the Black-Scholes valuation model for the stock options, the Company uses the simplified method for determining the expected term of the granted options. The simplified method is used since the Company does not have adequate historical data to utilize in calculating the expected term of options.
Stock-based compensation is recognized over the service period. The Company estimates and adjusts forfeiture rates based on a periodic review of recent forfeiture activity. Adjustments in the estimated forfeiture rates could cause changes in the amount of expense that is recognized in future periods.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Management assesses the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2023, the net deferred tax assets have been partially offset by a valuation allowance. As of December 31, 2022, the net deferred tax assets were fully offset by a valuation allowance.
The Company recognizes uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of provision for income taxes.
Foreign Currency Translation
When the functional currencies of the Company’s foreign subsidiaries are currencies other than the U.S. dollar, the assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Income and expense items of the subsidiaries are translated into U.S. dollars at the average exchange rates prevailing during the period. Gains or losses from these translation adjustments are

INARI MEDICAL, INC.
Notes to Consolidated Financial Statements — Continued
reported as a separate component of stockholders’ equity in accumulated other comprehensive income (loss) until there is a sale, or complete or substantially complete liquidation of the Company’s investment in the foreign subsidiaries, at which time the gains or losses will be realized and included in consolidated net income (loss). Transaction gains and losses are included in other income (expense) and have not been significant for the years presented.
For the Company's intercompany accounts that are denominated in the functional currency of a foreign subsidiary, gains and losses resulting from the remeasurement of such intercompany transactions that the Company considers to be of a long-term investment nature are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Additionally, gains and losses resulting from the remeasurement of such intercompany transactions from those foreign subsidiaries for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statements of operations and comprehensive income (loss).
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
Segment Reporting
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined it operates in one segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance.
Recently Issued Not Yet Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting, Topic 280, which requires enhanced disclosures primarily around segment expenses for all public entities, including public entities with a single reportable segment. On an annual and interim basis, entities are required to disclose significant segment expenses that are regularly provided to the CODM. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and related disclosures.

INARI MEDICAL, INC.
Notes to Consolidated Financial Statements — Continued
In December 2023, FASB issued ASU 2023-09, Income Tax, Topic 740, which requires public companies to disclose specific categories in the rate reconciliation, disaggregate information related to income taxes paid, income or loss from operations before income tax expense or benefit, and income tax expense or benefit from operations. The ASU is effective for annual fiscal years beginning after December 15, 2024, with early adoption permitted. Amendments are applicable on a prospective basis with retrospective application permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and related disclosures.
Supplemental Cash Flow Information
Supplemental cash flow information includes the following:

	Years Ended December 31,
	2023	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,512	$3,417	$472
Cash paid for interest	$150	$151	$151

Noncash investing and financing:
Lease liabilities arising from obtaining new right-of-use assets	$1,030	$3,947	$28,648
Fair value of contingent consideration	$65,931	$—	$—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$38,597	$60,222	$92,752
Restricted cash	611	—	—
Total cash, cash equivalents and restricted cash shows in the statement of cash flows	$39,208	$60,222	$92,752
3. BUSINESS COMBINATION

Acquisition of LimFlow S.A.
On November 15, 2023, the Company completed its acquisition of LimFlow, a medical device company focused on limb salvage for patients with CLTI. The acquisition is expected to accelerate access and adoption of LimFlow’s products into U.S. and other regions providing care to patients worldwide suffering from the most severe form of peripheral artery disease – CLTI and who are facing the prospect of amputation. As a result of the acquisition, LimFlow’s stockholders received as consideration (i) cash, and (ii) contingent consideration related to certain commercial and reimbursement milestones. The results of operations of LimFlow have been included in the consolidated financial statements from the date of the acquisition.
Purchase Price
The total purchase price consisted of the following (in thousands):

As of November 15, 2023
Cash	$242,001
Fair value of contingent consideration	65,931
Fair value of previously held investment	10,235
Total purchase price	$318,167

INARI MEDICAL, INC.
Notes to Consolidated Financial Statements — Continued
Contingent Consideration
The LimFlow stockholders can achieve up to $165.0 million of additional contingent consideration if certain commercial and reimbursement milestones are achieved, as outlined under the Contingent Payments of the share purchase agreement with LimFlow. Such payments include (i) up to $140.0 million based on net revenue generated from the sale of the LimFlow System for the year 2024 through 2026 and (ii) up to $25.0 million based on the achievement of certain reimbursement milestones related to the LimFlow System.
The acquisition-date fair value of the contingent consideration was measured using a Monte Carlo simulation which represents Level 3 measurements because they are supported by little or no market activity and reflect the Company’s assumptions in measuring fair value. Estimates and assumptions used in the fair value assessment included forecasted revenues for LimFlow, revenue risk premium, revenue volatility, operational leverage ratio, counterparty credit spread, and weighted average cost of capital. The Company has determined that the range of the potential payments on such contingencies is $65.9 million to $165.0 million.
The fair value of the contingent consideration as of the acquisition was $65.9 million recorded within other long-term liabilities. As of December 31, 2023, the Company did not record any changes in fair value of contingent consideration as none of the underlying assumptions significantly changed.
Previously Held Investment
Prior to the acquisition, the Company held an investment in LimFlow, which represented approximately 3.7% of LimFlow's outstanding equity, and was recorded at cost minus impairment. Authoritative guidance on accounting for business combinations requires that an acquirer remeasure its previously held equity investment in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss in earnings. In connection with acquiring the remaining 96.3% equity interest of LimFlow, the Company remeasured its previously held equity investment to its fair value, as of the date of acquisition, based on the fair value of total consideration transferred. Estimates and assumptions used in the remeasurement represent a Level 3 measurement because they are supported by little or no market activity and reflect the Company’s assumptions in measuring the fair value. As a result of the remeasurement, the Company valued its previously held equity investment in LimFlow at $10.2 million and recognized a gain of $3.5 million, included in other income (expense) in the consolidated statements of operations and comprehensive income (loss) during the year ended December 31, 2023.
Transaction costs
The transaction costs associated with the acquisition of LimFlow consisted primarily of legal and financial advisory fees of approximately $8.7 million in addition to $1.7 million of severance and integration related costs, which were expensed as incurred as SG&A expense during the year ended December 31, 2023.

INARI MEDICAL, INC.
Notes to Consolidated Financial Statements — Continued
Net assets acquired and liabilities assumed
The preliminary fair values of assets acquired and liabilities assumed were (in thousands):

As of November 15, 2023
Cash and cash equivalents	$1,582
Accounts receivable	919
Inventories	2,635
Property and equipment	266
Goodwill	207,800
Intangible asset	146,000
Other current and noncurrent assets	2,155
Accounts payable	(2,509)
Deferred tax liability	(36,500)
Other current and noncurrent liabilities	(4,181)
Total net assets acquired	$318,167
The Company is still finalizing the allocation of the purchase price, therefore, the fair value estimates assigned to intangible asset, goodwill and the related tax impacts of the acquisition, among other items, are subject to change as additional information is received to complete the analysis including final adjustments to net working capital. The Company expects to finalize the valuation as soon as practicable, but no later than one year after the acquisition date.
The preliminary fair value assigned to the intangible asset acquired was as following (in thousands, except for estimated useful life which are in years):

	Fair value	Useful life
Developed technology	$146,000	15 years
The preliminary fair value assigned to identifiable intangible asset, the developed technology, acquired as part of the LimFlow acquisition, was estimated using the multi-period excess earnings method. Under this method, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The estimated fair value was developed by discounting future net cash flows to their present value at market-based rates of return. Such assumptions included forecasted revenues, cost of sales and operating expenses, technology obsolescence, and weighted average cost of capital. The useful life of the developed technology for amortization purposes was determined by considering the period of expected cash flows used to measure the fair values of the intangible asset adjusted as appropriate for entity-specific factors including competitive, economic and other factors that may limit the useful life. The developed technology asset will be amortized on a straight-line basis over its estimated useful life.
Unaudited pro forma financial information
The following unaudited pro forma financial information summarizes the combined results of operations of the Company and LimFlow as if the companies had been combined as of the beginning of the fiscal year 2022 (in thousands):

INARI MEDICAL, INC.
Notes to Consolidated Financial Statements — Continued

	Years Ended December 31,
	2023	2022
Revenue	$495,247	$383,737
Net Loss	$(40,458)	$(59,372)

The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisition been completed at the beginning of the fiscal year 2022. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition. The unaudited pro forma financial information includes adjustments to reflect the elimination of intercompany transactions, incremental amortization of the identifiable intangible assets and elimination of the remeasurement the Company’s previously held investment in LimFlow.
4. FAIR VALUE MEASUREMENTS

Investments in debt securities have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. As of December 31, 2023, all of the Company's investments in debt securities had maturities of less than 12 months and were classified as short-term investments on the consolidated balance sheets.
The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Aggregate Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$2,753	$—	$—	$2,753
Total included in cash and cash equivalents	2,753	—	—	2,753
Investments:
U.S. Treasury securities	41,685	—	—	41,685
U.S. Government agencies	—	26,238	—	26,238
Corporate debt securities and commercial paper	—	8,932	—	8,932
Total included in short-term investments	41,685	35,170	—	76,855
Total financial assets	$44,438	$35,170	$—	$79,608

Financial Liability
Contingent consideration	$—	$—	$65,931	$65,931
Total financial liabilities	$—	$—	$65,931	$65,931

INARI MEDICAL, INC.
Notes to Consolidated Financial Statements — Continued

	December 31, 2022
	Level 1	Level 2	Level 3	Aggregate Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$20,329	$—	$—	$20,329
Total included in cash and cash equivalents	20,329	—	—	20,329
Investments:
U.S. Treasury securities	172,088	—	—	172,088
U.S. Government agencies	—	47,131	—	47,131
Corporate debt securities and commercial paper	—	46,960	—	46,960
Total included in short-term investments	172,088	94,091	—	266,179
Total financial assets	$192,417	$94,091	$—	$286,508
There were no transfers between Levels 1, 2 or 3 for the periods presented.
5. CASH EQUIVALENTS AND INVESTMENTS

The following is a summary of the Company’s cash equivalents and investments in debt securities as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$2,753	$—	$—	$2,753
Total included in cash and cash equivalents	2,753	—	—	2,753
Investments:
U.S. Treasury securities	41,672	13	—	41,685
U.S. Government agencies	26,248	—	(10)	26,238
Corporate debt securities and commercial paper	8,935	—	(3)	8,932
Total included in short-term investments	76,855	13	(13)	76,855
Total financial assets	$79,608	$13	$(13)	$79,608

INARI MEDICAL, INC.
Notes to Consolidated Financial Statements — Continued

	December 31, 2022
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$20,329	$—	$—	$20,329
Total included in cash and cash equivalents	20,329	—	—	20,329
Investments:
U.S. Treasury securities	171,006	1,120	(38)	172,088
U.S. Government agencies	46,777	354	—	47,131
Corporate debt securities and commercial paper	46,576	397	(13)	46,960
Total included in short-term investments	264,359	1,871	(51)	266,179
Total financial assets	$284,688	$1,871	$(51)	$286,508
The Company regularly reviews any changes to the rating of its debt securities and reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of December 31, 2023, the risk of expected credit losses was not significant.
6. INVENTORIES, NET

Inventories, net of reserves, consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$14,310	$13,943
Work-in-process	5,330	3,396
Finished goods	23,260	15,242
Total inventories, net	$42,900	$32,581
7. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Manufacturing equipment	$16,653	$13,585
Computer hardware	5,641	5,123
Leasehold improvements	4,682	5,040
Furniture and fixtures	4,491	4,119
Assets in progress	3,135	2,516
Computer software	—	100
Total property and equipment, gross	34,602	30,483
Accumulated depreciation	(13,673)	(8,828)
Total property and equipment, net	$20,929	$21,655
Depreciation expense of $4.5 million, $3.8 million and $2.4 million was included in operating expenses and $1.1 million, $0.9 million and $0.7 million was included in cost of goods sold for the years ended December 31, 2023, 2022 and 2021, respectively.

INARI MEDICAL, INC.
Notes to Consolidated Financial Statements — Continued
8. GOODWILL AND INTANGIBLE ASSETS

Goodwill
The changes in carrying amount of goodwill were as follows (in thousands):

December 31, 2023
Balance as of January 1, 2023	$—
Goodwill acquired - LimFlow	207,800
Foreign currency translation adjustments	6,535
Balance as of December 31, 2023	$214,335

Goodwill is primarily attributable to enhanced growth opportunities, and plans to leverage the Company's core competencies bringing LimFlow's treatment of CLTI to market in the U.S. The goodwill is not deductible for tax purposes.
Intangible Assets
The intangible assets consist of the following as of December 31, 2023 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technology	$150,649	$(1,256)	$149,393
Capitalized software(a)	1,491	—	1,491
Total intangible assets, net	$152,140	$(1,256)	$150,884
_____________
(a) The useful life of the capitalized software will be determined once the asset is put into service. No amortization expense has been recorded related to the capitalized software during the years ended December 31, 2023, 2022 and 2021.
During the year ended December 31, 2023, $1.3 million of amortization expense was recorded within the SG&A expenses within the consolidated statements of operations and comprehensive income (loss) related to the developed technology asset. There were no intangible assets and no amortization was recorded for the years ended December 31, 2022 and 2021. The developed technology asset has a weighted-average amortization period of 15 years.
The estimated future annual amortization of the intangible assets in service is the following (in thousands):

Year ending December 31:	Amount
2024	$10,043
2025	10,043
2026	10,043
2027	10,043
2028	10,043
Thereafter	99,178
Total	$149,393

INARI MEDICAL, INC.
Notes to Consolidated Financial Statements — Continued
9. COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company has operating leases for facilities and certain equipment. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term. For lease agreements, other than long-term real estate leases, the Company combines lease and non-lease components (see Note 2. Summary of Significant Accounting Policies). The variable lease payments primarily relate to common area maintenance, property taxes, and insurance. The operating leases for facilities expire at various dates through July 2041 and some contain renewal options, the longest of which is for five years. The ROU asset and lease liability includes renewal options if the Company is reasonably certain to exercise such renewal options.
The interest rate implicit in lease agreements is typically not readily determinable, and as such the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The incremental borrowing rate is defined as the interest rate the Company would incur to borrow on a collateralized basis, considering factors such as length of lease term. The following table presents the weighted average remaining lease term and discount rate:

	Years Ended December 31,
	2023	2022	2021
Weighted average remaining term	17.8 years	17.1 years	19.2 years
Weighted average discount rate	6.1%	6.1%	6.0%
Cash paid for amounts included in the measurement of operating leases were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$3,445	$2,700	$14,600
Total lease costs were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Operating lease cost	$4,914	$4,276	$1,568
Short-term lease cost	119	240	200
Variable lease cost	723	622	473
Total lease costs	$5,756	$5,138	$2,241

INARI MEDICAL, INC.
Notes to Consolidated Financial Statements — Continued
Future minimum lease payments under operating leases liabilities as of December 31, 2023 are as follows (in thousands):

Year ending December 31:	Amount
2024	$3,560
2025	3,046
2026	2,925
2027	2,991
2028	2,884
Thereafter	36,002
Total lease payments	51,408
Less imputed interest	(19,361)
Total lease liabilities	32,047
Less: lease liabilities - current portion	(1,692)
Lease liabilities - noncurrent portion	$30,355
The Company signed a ten-year lease for real estate in October 2023, with total undiscounted contractual payments of the lease of $7.2 million, which are expected to commence in October 2024.
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
Legal Proceedings
In December 2023, the Company received a civil investigative demand (“CID”) from the U.S. Department of Justice, Civil Division, in connection with an investigation under the federal Anti-Kickback Statute and Civil False Claims Act (the “Investigation”). The CID requests information and documents primarily relating to meals and consulting service payments provided to health care professionals (“HCPs”). The Company is cooperating with the Investigation. The Company is unable to express a view at this time regarding the likely duration, or ultimate outcome, of the Investigation or estimate the possibility of, or amount or range of, any possible financial impact. Depending on the outcome of the Investigation, there may be a material impact on the Company’s business, results of operations, or financial condition. For more information, please refer to “Item 3. Legal Proceedings” in this Annual Report on Form 10-K.

INARI MEDICAL, INC.
Notes to Consolidated Financial Statements — Continued
Licensed Technology
In December 2021, the Company entered into an exclusive, perpetual, royalty free, technology license agreement (the “Licensed Technology”) for use in a particular research and development project that requires total payments of approximately $4.2 million payable in three installments due in 2022 and 2023. The Company accounted for the license as a research and development expense as it was determined not to have an alternative future use. As of December 31, 2023, there was no outstanding balance as the Company satisfied its last installment payment during the year ended December 31, 2023. As of December 31, 2022, the outstanding balance was approximately $1.3 million which was included in accrued expenses and other current liabilities on the consolidated balance sheets.
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
Under the sublicense agreement, the Company is required to pay an ongoing quarterly administration fee, which amounted to $87,750, $116,000, and $116,000 for the years ended December 31, 2023, 2022 and 2021, respectively. Additionally, the Company is obligated to pay an ongoing royalty ranging from 1% to 1.5% of the net sales of products utilizing the licensed intellectual property, subject to a minimum royalty quarterly fee of $1,500. In June 2023, the sublicense agreement was terminated and the Company is no longer required to pay any ongoing administration and royalty fees beginning in July 2023.
The Company recorded royalty expense to cost of goods sold of $5,000, $215,000, and $769,000 for the years ended December 31, 2023, 2022, and 2021, respectively.
Self-Insured Health Plan
As of January 1, 2023, the Company implemented a self-insurance program to cover employees and their dependent health benefits, including medical, dental, and vision. As part of the program, the Company also has stop-loss coverage from a third party which limits exposure to large claims. The Company records a liability associated with these benefits that includes an estimate of both claims filed and losses incurred but not yet reported based on historical claims experience. In estimating this accrual, the Company utilizes an independent third-party broker to estimate a range of expected losses, which are based on analyses of historical data. The assumptions are closely monitored and adjusted when necessary by changing circumstances. If the liability generated from incurred claims exceeds the expense recorded, the Company may record an additional expense. As of December 31, 2023, the Company's self-insurance liability, inclusive of administrative fees, was $1.4 million, which is included in accrued expenses and other current liabilities on the consolidated balance sheets.
10. CONCENTRATIONS

The Company’s revenue is derived primarily from the sale of catheter-based therapeutic devices. For the years ended December 31, 2023, 2022 and 2021, there were no customers which accounted for more than 10% of the Company’s revenue. There were no customers which accounted for more than 10% of the Company’s accounts receivable as of December 31, 2023 and 2022.
No vendor accounted for more than 10% of the Company’s purchases for the years ended December 31, 2023, 2022 and 2021. There were no vendors which accounted for more than 10% of the Company’s accounts payable as of December 31, 2023 and 2022.

INARI MEDICAL, INC.
Notes to Consolidated Financial Statements — Continued
11. RELATED PARTY

The Company utilizes MRI The Hoffman Group (“MRI”), a recruiting services company owned by the brother of the former Chief Executive Officer and President and current member of the board of directors of the Company. The Company paid for recruiting services provided by MRI amounting to $165,000, $320,000, and $369,000 for the years ended December 31, 2023, 2022, and 2021, respectively, which was included in SG&A expenses on the consolidated statements of operations and comprehensive income (loss). As of December 31, 2023 and 2022, there was no balance payable to MRI.
12. CREDIT FACILITY

Bank of America Credit Facility
On December 16, 2022, the Company amended its senior secured revolving credit facility with Bank of America (the “Previously Amended Credit Agreement”) under which the Company may borrow loans up to a maximum principal amount of $40.0 million and increases the optional accordion to $120.0 million. The Amended Credit Agreement matures on December 16, 2027.
Advances under the Previously Amended Credit Agreement will bear interest at a base rate per annum (“the Base Rate”) plus an applicable margin (‘the Margin”). The Base Rate equals the greater of (i) the Prime Rate, (ii) the Federal funds rate plus 0.50%, or (iii) the Bloomberg Short-Term Bank Yield Index (“the BSBY”) rate based upon an interest period of one month plus 1.00%, in any case has a floor of 0%. The Margin ranges, depending on average daily availability, from 0.50% to 1.00% in the case of Prime Rate and the Federal funds rate loans, and 1.50% to 2.00% in the case of BSBY Rate loans. As a condition to entering into the Previously Amended Credit Agreement, the Company was obligated to pay a nonrefundable fee of $10,000. The Company is also required to pay an unused line fee at an annual rate of 0.25% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Previously Amended Credit Agreement.
The Previously Amended Credit Agreement also includes the LC Facility of up to $5.0 million. In February 2023, the Company amended the LC Facility to increase the limit to up to $10.0 million. The Company is required to pay the following fees under the LC Facility are as follows: (a) a fee equal to the applicable margin in effect for BSBY loans (currently 2.25%) times the average daily stated amount of outstanding letter of credits; (b) a fronting fee equal to 0.125% per annum on the stated amount of each letter of credit outstanding.
On November 1, 2023, the Company further amended its credit facility (the “Amended Credit Agreement”) to, among other things, increase the amount available for borrowing to up to a maximum principal amount of $75.0 million. Additionally, advances under the amended credit agreement will bear interest at the Base Rate or the BSBY rate, plus the Margin. The Margin ranges from 0.60% to 1.10% in the case of the Base Rate loans and 1.60% to 2.10% in the case of the BSBY rate loans depending on average daily availability, in each case with a floor of 0%. As a condition of entering into the amended credit agreement, the Company was obligated to pay a nonrefundable fee of $88,000. Lastly, the Company amended the LC Facility to increase the limit up to $18.8 million. This amendment was accounted for as a debt modification in accordance ASC 470, Debt.
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

INARI MEDICAL, INC.
Notes to Consolidated Financial Statements — Continued
As of December 31, 2023, the amount available to borrow under the Amended Credit Agreement is approximately $56.1 million, and the Company had four letters of credit in the aggregated amount of $2.4 million outstanding under the LC Facility and as a result, the Company had $16.4 million of unused line of credit. The aggregate stated amount outstanding of letter of credits reduces the total borrowing base available under the Amended Credit Agreement.
As of December 31, 2023, there was no principal amount outstanding, and no cash was pledged under the Amended Credit Agreement, and the Company was in compliance with its covenant requirement. Obligations under the Amended Credit Agreement are secured by substantially all of the Company’s assets, excluding intellectual property.
Deferred Financing Costs
As of December 31, 2023 and 2022, costs incurred directly related to debt are presented in other assets and are being amortized over the five-year life of the Credit Agreement on the straight-line basis as follows (in thousands):

	Years Ended December 31,
	2023	2022
Deferred Financing Costs	$1,454	$511
Accumulated amortization	(382)	(334)
Unamortized deferred financing costs	$1,072	$177
13. STOCKHOLDER'S EQUITY

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
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Unrealized Gain (Loss) on Investments	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$4	$—	$4
Other comprehensive loss	(27)	(379)	(406)
Balance, December 31, 2021	(23)	(379)	(402)
Other comprehensive income (loss)	1,843	(592)	1,251
Balance, December 31, 2022	1,820	(971)	849
Other comprehensive (loss) income	(1,829)	9,865	8,036
Balance, December 31, 2023	$(9)	$8,894	$8,885

INARI MEDICAL, INC.
Notes to Consolidated Financial Statements — Continued
14. EQUITY INCENTIVE PLANS

In 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”) to permit the grant of share-based awards, such as stock grants and incentives and non-qualified stock options to employees and directors. The Board has the authority to determine to whom awards will be granted, the number of shares, the term and the exercise price.
In March 2020, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”), which became effective in connection with the Company's initial public offering in May 2020 (“IPO”). As a result, the Company may not grant any additional awards under the 2011 Plan. The 2011 Plan will continue to govern outstanding equity awards granted thereunder. The Company has initially reserved 3,468,048 shares of common stock for the issuance of a variety of awards under the 2020 Plan, including stock options, stock appreciation rights, awards of restricted stock and awards of restricted stock units. In addition, the number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2021, in an amount equal to 3% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As of December 31, 2023, there were 6,476,157 shares available for issuance under the 2020 Plan, including 1,620,650 additional shares reserved effective January 1, 2023.
2011 Equity Incentive Plan
Restricted Stock Units
In March 2019, the Company granted, under the 2011 Plan, restricted stock unit awards (“RSUs”) to certain employees that vest only upon the satisfaction of both a time-based service condition and a performance-based condition that was satisfied on the effective date of the IPO of the Company's common stock. The RSUs were subject to four-year cliff vesting and vested in full in March 2023. The vesting was also subject to a market-based condition related to the value of the Company's common stock as of the vesting date. As a result of exceeding the value of the Company's common stock as set forth in the grant agreement, the maximum amount of RSUs were earned and vested during the year ended December 31, 2023.
RSU activity under the 2011 Plan is set forth below:

	Number of Awards	Weighted Average Fair Value
Outstanding, December 31, 2022	2,712,674	$0.17
Vested	(2,712,674)	(a)
Outstanding, December 31, 2023	—	$—
_____________
(a) The vested RSUs will be distributed to the employees in installments. The first installment was distributed in the quarter ended March 31, 2023 with a weighted average fair value of $64.34. The second installment was distributed in the quarter ended June 30, 2023 with a weighted average fair value of $71.17. The third installment was distributed in the quarter ended September 30, 2023 with a weighted average fair value of $68.33. The final installment was distributed in the quarter ended December 31, 2023 with a weighted average fair value of $61.04.
The total fair value of RSUs vested under the 2011 Plan was $170.6 million for the year ended December 31, 2023. No RSUs had vested under the 2011 Plan for the year ended December 31, 2022.

INARI MEDICAL, INC.
Notes to Consolidated Financial Statements — Continued
Stock Options
A summary of stock option activities under the 2011 Plan is as follows (intrinsic value in thousands):

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Outstanding, December 31, 2020	3,436,785	$1.36	8.05	$295,331
Exercised	(806,008)	$1.08		$73,299
Cancelled	(56,423)	$2.17
Outstanding, December 31, 2021	2,574,354	$1.43	7.07	$231,286
Exercised	(1,098,841)	$0.74		$80,830
Cancelled	(19,185)	$2.64
Outstanding, December 31, 2022	1,456,328	$1.93	6.20	$89,749
Exercised	(515,222)	$1.36		$31,577
Cancelled	(3,410)	$5.12
Outstanding, December 31, 2023	937,696	$2.24	5.20	$58,778
Vested and exercisable at December 31, 2023	933,887	$2.22	5.20	$58,557
Vested and expected to vest at December 31, 2023	937,692	$2.24	5.20	$58,777
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

INARI MEDICAL, INC.
Notes to Consolidated Financial Statements — Continued
RSU activities under the 2020 Plan is set forth below:

	Number of Awards	Weighted Average Fair Value
Outstanding, December 31, 2020	222,564	$58.86
Granted	515,880	98.98
Vested	(99,758)	78.15
Cancelled	(27,481)	86.41
Outstanding, December 31, 2021	611,205	88.34
Granted	696,111	73.22
Vested	(257,198)	84.15
Cancelled	(50,903)	82.92
Outstanding, December 31, 2022	999,215	79.16
Granted	892,939	59.12
Vested	(458,632)	73.85
Cancelled	(125,524)	73.24
Outstanding, December 31, 2023	1,307,998	$67.91
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
The total fair value of RSUs vested under the 2020 Plan during the years ended December 31, 2023, 2022 and 2021, was $28.5 million, $20.2 million and $17.7 million, respectively.
Stock Options
During the year ended December 31, 2023, the Company granted non-qualified stock options to certain employees with vesting over a four-year period on a quarterly basis. The fair value of options granted was calculated using the following weighted average assumptions:

Year ended December 31, 2023
Expected term (in years)	4.56
Expected volatility	50.35%
Expected dividends	0.00%
Risk free interest rate	4.05%
Weighted-average fair value of options granted	$25.98 per share
Expected term. Due to lack of the Company’s historical share option exercise information, the expected term for options granted was determined using the simplified method. The Company calculated the expected term as the average of the vesting period and the contractual term of the option as the Company believes this represents the best estimate of the expected terms of the stock options.
Expected volatility. Due to lack of the Company’s historical stock price volatility data, the Company used the historical daily changes in the market price of its comparable companies to determine the expected volatility during the equivalent period of the expected term of the stock options.

INARI MEDICAL, INC.
Notes to Consolidated Financial Statements — Continued
Expected dividends. The Company has not declared or paid any dividends.
Risk-free interest rates. The Company applies the risk-free interest rate based on the U.S. Treasury yield for the expected term of the option.
The Company uses its historical rate of cancelled or expired unvested shares since inception of the plan as the expected forfeiture rate.
A summary of stock option activities under the 2020 Plan for the year ended December 31, 2023 is as follows (intrinsic value in thousands):

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Outstanding, December 31, 2022	—	$—	—	$—
Granted	181,870	$56.00
Exercised	(2,720)	$56.00		$21
Cancelled	(12,947)	$56.00
Outstanding, December 31, 2023	166,203	$56.00	6.10	$1,483
Vested and exercisable at December 31, 2023	30,348	$56.00	6.00	$271
Vested and expected to vest at December 31, 2023	155,278	$56.00	6.10	$1,385
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
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2023	2022	2021
Expected term (in years)	0.5	0.5	0.5
Expected volatility	42.08% - 49.89%	56.09% - 72.78%	51.47% - 51.91%
Dividend yield	0.00%	0.00%	0.00%
Risk free interest rate	4.79% - 5.54%	0.48% - 2.96%	0.06% - 0.08%
Total shares of common stock purchased under the ESPP for the years as of December 31, 2023, 2022, and 2021 were 204,545, 133,515 and 85,049, respectively. As of December 31, 2023 and 2022, there were 2,103,629 and 1,767,957 shares, respectively, reserved for future purchases.

INARI MEDICAL, INC.
Notes to Consolidated Financial Statements — Continued
Stock-based Compensation Expense
Total compensation cost for all share-based payment arrangements recognized, including $3.4 million, $3.3 million and $2.4 million of stock-based compensation expense related to the ESPP for the years ended December 31, 2023, 2022 and 2021, respectively, was as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cost of goods sold	$1,617	$1,510	$815
Research and development	6,440	4,255	2,214
Selling, general and administrative	32,280	22,906	22,419
	$40,337	$28,671	$25,448
Total compensation costs as of December 31, 2023 related to all non-vested awards to be recognized in future periods was $75.1 million and is expected to be recognized over the remaining weighted average period of 2.6 years.
The income tax benefit from the exercises of stock options before valuation allowance was $21.7 million, $7.6 million and $10.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
15. INCOME TAXES

The Company's income tax provision is summarized as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Income (loss) before provision for income taxes:
United States	$21,278	$(15,787)	$18,301
Foreign	(17,032)	(10,398)	(7,616)
Income (loss) before income taxes	$4,246	$(26,185)	$10,685
Current tax expense:
Federal	$4,282	$826	$—
State	2,475	1,997	832
Foreign	(291)	259	13
Total current tax expense	6,466	3,082	845
Deferred tax expense:
Federal	$(111)	$—	$—
State	(25)	—	—
Foreign	(448)	—	—
Total deferred tax expense	(584)	—	—
Total provision for income taxes	$5,882	$3,082	$845
Provision for income taxes as a percentage of income (loss) before taxes	138.5%	(11.8%)	7.9%
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

INARI MEDICAL, INC.
Notes to Consolidated Financial Statements — Continued
The tax effects of significant items comprising the Company’s deferred taxes are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets
Capitalized R&D expenses	$33,528	$14,250
Credit carryforwards	9,905	10,298
Operating leases	7,464	7,587
Net operating losses and capital loss carryforwards	9,159	6,038
Equity compensation	2,678	2,307
Intangible asset	2,168	2,008
Accrued employee compensation	2,082	1,321
Inventory	1,702	1,207
Other	492	—
Total deferred tax assets	$69,178	$45,016
Deferred tax liabilities
Right-of-use assets	$(9,836)	$(10,390)
Fixed asset basis	(3,519)	(3,980)
Intangible asset	(37,348)	—
Other liabilities	(472)	(325)
Total deferred tax liabilities	$(51,175)	$(14,695)
Valuation allowance	$(53,823)	$(30,321)
Net deferred tax assets (liabilities)	$(35,820)	$—
ASC 740, Income Taxes requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not”. Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward periods. Based on its evaluation, including projected taxable losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly has provided for a partial valuation allowance in the US and certain foreign jurisdictions. The Company will continue to assess its position on the realizability of its deferred tax assets, until such time as sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Any release of the valuation allowance will result in a material benefit recognized in the quarter of release. The valuation allowance increased by approximately $23.5 million during the year ended December 31, 2023. Additionally, the Company recorded $0.4 million and nil of deferred tax assets within deposits and other assets in the consolidated balance sheets as of December 31, 2023 and 2022, respectively.

INARI MEDICAL, INC.
Notes to Consolidated Financial Statements — Continued
The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Statutory rate	$892	$(5,499)	$2,244
State taxes, net of federal benefit	(683)	(1,060)	(317)
Foreign taxes	252	—	—
Foreign rate differential	1,621	1,982	1,181
Meals and entertainment	1,383	37	14
Non-deductible fringe benefits	137	115	104
Transaction costs	935	—	—
Foreign derived intangible income deduction	(236)	(18)	—
Deferred gain on foreign investment	(730)	—	—
Equity compensation	(37,492)	(9,351)	(8,387)
162(m) limitation	27,189	8,242	4,162
Other deferred adjustment	(818)	105	(1,127)
Permanent adjustments	44	6	—
General business credits	(9,708)	(4,709)	(3,761)
Change in valuation allowance	21,977	12,891	6,031
Intercompany profit in inventory	1,119	341	701
Total	$5,882	$3,082	$845
For tax years beginning after December 31, 2021, certain research and development expenses are required to be capitalized and amortized over a five year or fifteen year period under the Tax Cuts and Jobs Act, which was signed into law December 22, 2017. The Company has reviewed and incorporated this change which impacts the expected U.S. federal and state tax expense and cash taxes to be paid for the tax years ending December 31, 2022 and December 31, 2023.
As a result of losses incurred in the past, the Company has net operating loss (“NOL”) carry-forwards that are available to offset future taxable income and subject to expiration rules and to Internal Revenue Code of 1986, as amended (“IRC”) §382. In general, IRC §382 may impact the amount of NOLs that can be utilized each year after certain ownership changes occur. An ownership change occurs, generally, if the percentage of stock of the loss corporation owned by one or more 5% shareholders has increased by more than 50 percentage points relative to the lowest percentage of stock of the loss corporation owned by the same 5% shareholders at any time during the testing period (generally, the three-year period preceding a testing date).

INARI MEDICAL, INC.
Notes to Consolidated Financial Statements — Continued
Net operating losses and tax credit carryforwards as of December 31, 2023 are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal - expiring	$7,997	2036-2037
Net operating losses, federal - indefinite	$1,774	Indefinite
Net operating losses, state - expiring	$25,484	2032-2043
Net operating losses, state - indefinite	$1,625	Indefinite
Net operating losses, foreign - expiring	$47,233	2028-2030
Net operating losses, foreign - indefinite	$5,041	Indefinite
Tax credits, federal	$9,781	2031-2043
Tax credits, state	$13,346	Indefinite
Pursuant to an IRC §382 limitation analysis performed by the Company, it was noted that an ownership change, as defined under IRC §382, occurred on March 29, 2018 and December 31, 2021. Usage of NOL’s generated prior to March 29, 2018 will be limited to $3.0 million for calendar years 2019 through 2022, $0.7 million for 2023, $0.6 million from 2024 through 2039, and $0.2 million for 2040 for both federal and state purposes. The IRC §382 ownership change that occurred on December 31, 2021 did not further limit the use of the Company's NOL's generated prior to December 31, 2021. Of the federal net operating loss and the state net operating loss carryforward amounts, $9.8 million and $19.5 million are subject to the IRC §382 limitation, respectively.
In the ordinary course of its business the Company incurs costs that, for tax purposes, are determined to be qualified research expenditures within the meaning of IRC §41 and are, therefore, eligible for the Increasing Research Activities credit under IRC §41. Research & Development credit carryovers generated prior to March 29, 2018 are limited under IRC §383 to $0.3 million a year for both federal and state purposes. Additionally, R&D credit carryovers acquired as part of the LimFlow acquisition are limited under IRC §383 for all credits generated prior to November 15, 2023. The limitation is expected to be immaterial. The Company has adjusted the deferred tax assets related to Federal R&D credit carryover to account for any tax credits that will expire unused due to the IRC §383 limitations.
As of December 31, 2023 and 2022, the Company has total uncertain tax positions of $10.6 million and $5.5 million respectively. The Company estimates that these liabilities would be reduced by $10.6 million and $5.5 million, respectively, from offsetting tax benefits associated with the correlative effects of net operating losses and other timing adjustments. The net amounts of all years, if not required, would favorably affect the Company's effective tax rate. No interest or penalties have been recorded related to the uncertain tax positions. A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Balance at the beginning of the year	$5,526	$2,679	$882
Additions based on tax positions related to the current year	4,254	2,348	1,352
Additions based on tax positions related to prior years	803	499	445
Deductions based on tax positions related to prior years	—	—	—
Balance at the end of the year	$10,583	$5,526	$2,679
It is not expected that there will be a significant change in uncertain tax position in the next 12 months. The Company is subject to U.S. federal and state income tax in multiple state jurisdictions, and various foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. As of the date of the financial statements, there are no income tax examinations in progress. The statute of limitations for tax years ended December 31, 2020, December 31, 2019, and December 31, 2020, are open for federal, state, and foreign tax purposes, respectively.

INARI MEDICAL, INC.
Notes to Consolidated Financial Statements — Continued
16. RETIREMENT PLAN

In December 2017, the Company adopted the Inari Medical, Inc. 401(k) Plan which allows eligible employees after one month of service to contribute pre-tax and Roth contributions to the plan, as allowed by law. The plan assets are held by Vanguard and the plan administrator is Ascensus Trust Company. Beginning in January 2021, the Company contributes a $1.00 match for every $1.00 contributed by a participating employee up to the greater of $3,000 or 4% of eligible compensation under the plan, with such Company's contributions becoming fully vested immediately. For the years ended December 31, 2023 and 2022, the Company recognized $8.6 million and $7.5 million, respectively, in matching contributions expense.
17. NET INCOME (LOSS) PER SHARE

The components of net (loss) income per share are as follows:

	Years Ended December 31,
	2023	2022	2021
Numerator:
Net (loss) income	$(1,636)	$(29,267)	$9,840
Denominator:
Weighted average number of common shares outstanding - basic	56,770,657	52,837,674	49,815,914
Common stock equivalents from outstanding common stock options	—	—	2,842,938
Common stock equivalents from unvested RSUs	—	—	2,929,524
Common stock equivalents from ESPP	—	—	5,783
Weighted average number of common shares outstanding - diluted	56,770,657	52,837,674	55,594,159
Net (loss) income per share:
Basic	$(0.03)	$(0.55)	$0.20
Diluted	$(0.03)	$(0.55)	$0.18
The Company did not have any anti-dilutive common stock equivalents for the year ended December 31, 2021. The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the period presented below due to their anti-dilutive effect:

	Years Ended December 31,
	2023	2022
Common stock options	1,092,974	1,456,328
RSUs	1,307,998	3,711,889
Total potentially dilutive common stock equivalents excluded from calculation due to anti-dilutive effect	2,400,972	5,168,217