Form 10-Q
period 2024-03-31
Inari Medical, Inc.
filed 2024-04-30
CIK 1531048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 26, 2024, the registrant had 58,138,159 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to substantial risks and uncertainties. We intend such forward-looking statements contained in this Quarterly Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “would”, “should”, “expects”, “plans”, “anticipates”, “could”, “intends”, “targets”, “projects”, “contemplates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Quarterly Report include, but are not limited to statements regarding our future results of operations and financial position, plans for our products, expectations regarding our recent acquisition of LimFlow S.A., the impact of macroeconomic conditions, industry and business trends, and our expectations regarding stock compensation, business strategy, plans, market growth, regulatory climate, competitive landscape and our objectives for future operations.
The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations. Forward-looking statements involve known and unknown risks and uncertainties, and are subject to other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, those factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as such risks and uncertainties may be amended, supplemented or superseded from time to time by our subsequent reports on Forms 10-Q and 10-K we file with the United States Securities and Exchange Commission. We qualify all of our forward-looking statements by these cautionary statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.
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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

INARI MEDICAL, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data and par value)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$66,707	$38,597
Restricted cash	500	611
Short-term investments in debt securities	34,595	76,855
Accounts receivable, net	78,621	70,119
Inventories, net	44,650	42,900
Prepaid expenses and other current assets	8,240	6,481
Total current assets	233,313	235,563
Property and equipment, net	20,761	20,929
Operating lease right-of-use assets	47,610	48,407
Goodwill	209,642	214,335
Intangible assets	145,774	150,884
Deposits and other assets	4,676	4,117
Total assets	$661,776	$674,235
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$12,026	$10,577
Payroll-related accruals	38,748	48,706
Accrued expenses and other current liabilities	33,544	15,364
Operating lease liabilities, current portion	1,719	1,692
Total current liabilities	86,037	76,339
Operating lease liabilities, noncurrent portion	29,773	30,355
Deferred tax liability	35,395	36,231
Other long-term liability	63,341	66,400
Total liabilities	214,546	209,325
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 58,001,145 and 57,762,414 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	58	58
Additional paid in capital	518,338	504,453
Accumulated other comprehensive income	1,522	8,885
Accumulated deficit	(72,688)	(48,486)
Total stockholders' equity	447,230	464,910
Total liabilities and stockholders' equity	$661,776	$674,235
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INARI MEDICAL, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$143,194	$116,167
Cost of goods sold	18,893	13,741
Gross profit	124,301	102,426
Operating expenses
Research and development	26,880	22,064
Selling, general and administrative	103,055	85,700
Change in fair value of contingent consideration	6,303	—
Amortization of intangible asset	2,461	—
Acquisition-related expenses	2,779	—
Total operating expenses	141,478	107,764
Loss from operations	(17,177)	(5,338)
Other income (expense)
Interest income	1,191	4,145
Interest expense	(78)	(40)
Other (expense) income	(23)	39
Total other income	1,090	4,144
Loss before income taxes	(16,087)	(1,194)
Provision for income taxes	8,115	1,024
Net loss	$(24,202)	$(2,218)
Other comprehensive income (loss)
Foreign currency translation adjustments	(7,359)	9
Unrealized loss on available-for-sale debt securities	(4)	(865)
Total other comprehensive loss	(7,363)	(856)
Comprehensive loss	$(31,565)	$(3,074)
Net loss per share
Basic	$(0.42)	$(0.04)
Diluted	$(0.42)	$(0.04)
Weighted average common shares used to compute net loss per share
Basic	57,938,115	54,756,024
Diluted	57,938,115	54,756,024
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INARI MEDICAL, INC.
Condensed Consolidated Statements Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2023	57,762,414	$58	$504,453	$8,885	$(48,486)	$464,910
Options exercised for common stock	81,952	—	145	—	—	145
Shares issued under Employee Stock Purchase Plan	82,816	—	3,983	—	—	3,983
Issuance of common stock upon vesting of equity awards, net of shares withheld for taxes	73,963	—	(3,113)	—	—	(3,113)
Share-based compensation expense	—	—	12,870	—	—	12,870
Other comprehensive loss	—	—	—	(7,363)	—	(7,363)
Net loss	—	—	—	—	(24,202)	(24,202)
Balance, March 31, 2024	58,001,145	$58	$518,338	$1,522	$(72,688)	$447,230
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INARI MEDICAL, INC.
Condensed Consolidated Statements Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	54,021,656	$54	$462,949	$849	$(46,850)	$417,002
Options exercised for common stock	209,966	—	226	—	—	226
Shares issued under Employee Stock Purchase Plan	86,051	—	4,172	—	—	4,172
Issuance of common stock upon vesting of equity awards, net of shares withheld for taxes	2,766,043	3	(1,932)	—	—	(1,929)
Share-based compensation expense	—	—	10,339	—	—	10,339
Other comprehensive loss	—	—	—	(856)	—	(856)
Net loss	—	—	—	—	(2,218)	(2,218)
Balance, March 31, 2023	57,083,716	$57	$475,754	$(7)	$(49,068)	$426,736
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INARI MEDICAL, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(24,202)	$(2,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,864	1,348
Amortization of deferred financing costs	22	8
Amortization of right-of-use assets	752	1,625
Share-based compensation expense	12,870	10,339
Allowance for credit losses, net	—	91
Loss on disposal of fixed assets	8	26
Amortization of premium and discount on marketable securities	(553)	(3,810)
Change in fair value of contingent consideration liability	6,303	—
Changes in:
Accounts receivable	(8,672)	2,827
Inventories	(2,090)	(3,825)
Prepaid expenses, deposits and other assets	(625)	504
Accounts payable	1,493	(317)
Payroll-related accruals, accrued expenses and other liabilities	(953)	(7,787)
Operating lease liabilities	(505)	(366)
Lease prepayments for lessor's owned leasehold improvements	—	(458)
Net cash used in operating activities	(12,288)	(2,013)
Cash flows from investing activities
Purchases of property and equipment	(1,250)	(964)
Purchases of marketable securities	(21,501)	(122,054)
Maturities of marketable securities	62,573	119,300
Purchases of other investments	—	(325)
Capitalized software development costs	(660)	—
Net cash provided by (used in) investing activities	39,162	(4,043)
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	3,983	4,172
Proceeds from exercise of stock options	145	226
Payment of taxes related to vested equity awards	(3,113)	(1,932)
Net cash provided by financing activities	1,015	2,466
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	110	(70)
Net increase (decrease) in cash, cash equivalents and restricted cash	27,999	(3,660)
Cash, cash equivalents and restricted cash beginning of period	39,208	60,222
Cash, cash equivalents and restricted cash end of period	$67,207	$56,562
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1. ORGANIZATION

Description of Business
Inari Medical, Inc. (the “Company”) was incorporated in Delaware in July 2011 and is headquartered in Irvine, California. The Company purpose builds and markets a variety of medical products, including minimally invasive, novel, catheter-based mechanical thrombectomy systems for the unique characteristics of specific disease states.
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
The interim condensed consolidated balance sheet as of March 31, 2024 and the condensed consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the three months ended March 31, 2024 and 2023 are unaudited. The consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial position as of March 31, 2024 and its consolidated results of operations and cash flows for the three months ended March 31, 2024 and 2023. The financial data and the other financial information disclosed in the notes to the condensed consolidated financial statements related to the three months ended March 31, 2024 and 2023 are also unaudited. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Management Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements may include, but are not limited to, contingent consideration liability, collectability of receivables, recoverability of long-lived assets, valuation of inventory, operating lease right-of-use (“ROU”) assets and liabilities, other investments, fair value of stock options, recoverability of net deferred tax assets and related valuation allowance, and certain accruals. Estimates are based on historical experience and on various assumptions that the Company believes are reasonable under current circumstances. Actual results could differ materially from those estimates. Management periodically evaluates such estimates and assumptions, and they are adjusted prospectively based upon such periodic evaluation.

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
The Company sells its products primarily to hospitals in the United States through its direct sales force and also sells its products directly and through distributors in select international markets. The Company recognizes revenue for arrangements where the Company has satisfied its performance obligation of shipping or delivering the product. For sales where the Company’s sales representatives hand-deliver products directly to the hospitals, control of the products transfers to the customers upon such hand-delivery. For sales where products are shipped, control of the products transfers either upon shipment or delivery of the products to the customer, depending on the shipping terms and conditions. Revenue from product sales is comprised of product revenue, net of product returns, discounts, administrative fees and sales rebates. The Company has elected to account for shipping and handling activities that occur after the customer has obtained control as a fulfillment activity, and not a separate performance obligation.
Performance Obligation—The Company has revenue arrangements that consist of a single performance obligation, the shipping or delivery of the Company’s products. The satisfaction of this performance obligation occurs with the transfer of control of the Company’s product to its customers, either upon shipment or delivery of the product.
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of revenue recognized is based on the transaction price, which represents the invoiced amount, net of discounts, administrative fees and sales rebates, where applicable. The Company provides a standard 30-day unconditional right of return period. The Company establishes estimated provisions for returns at the time of sale based on historical experience. Historically, the actual product returns have been immaterial to the Company’s condensed consolidated financial statements.
As of March 31, 2024 and December 31, 2023, the Company recorded $1.0 million and $1.2 million, respectively, of unbilled receivables, which are included in accounts receivable, net, in the accompanying condensed consolidated balance sheets.
The Company disaggregates revenue between Venous Thromboembolism (“VTE”) and Emerging Therapies. VTE comprises revenue from the sale of the Company’s ClotTriever and FlowTriever systems. Emerging Therapies comprises revenues from the sale of the Company’s solutions addressing chronic venous disease, CLTI, small vessel thrombosis and arterial thromboembolism. Revenue from VTE and Emerging Therapies is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
VTE	$137,193	$114,058
Emerging Therapies	6,001	2,109
Total Revenue	$143,194	$116,167

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Revenue from the Company's products by geographic area, based on the location where title transfers, is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$133,683	$111,846
International	9,511	4,321
Total revenue	$143,194	$116,167
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
Equity Investments
The Company has strategic investments in certain privately held companies, with no readily determinable fair value. The Company elected the measurement alternative under which it measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investments. The Company will monitor the information that becomes available from time to time and adjust the carrying values of these investments if there are identified events or changes in circumstances that have a significant adverse effect on the fair values or if there are observable changes in fair value. Impairment loss, which is generally the difference between the carrying value and the fair value of the investment, is recorded in other income (expense) in the consolidated statements of operations and comprehensive income (loss). As of March 31, 2024 and December 31, 2023, the Company’s equity investments were $1.5 million and were included in deposits and other assets on the condensed consolidated balance sheets. There was no impairment loss recorded during the three months ended March 31, 2024 and 2023.
Significant Accounting Policies
As of March 31, 2024, there were no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Supplemental Cash Flow Information
Supplemental cash flow information includes the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$245	$104
Cash paid for interest	$57	$32

Noncash investing and financing:
Lease liabilities arising from obtaining new right-of-use assets	$—	$1,030

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$66,707	$56,562
Restricted cash	500	—
Total cash, cash equivalents and restricted cash as shown in the statement of cash flows	$67,207	$56,562
3. BUSINESS COMBINATION

Acquisition of LimFlow S.A.
On November 15, 2023, the Company completed its acquisition of LimFlow, a medical device company focused on limb salvage for patients with CLTI. As a result of the acquisition, LimFlow’s stockholders received as consideration (i) cash, and (ii) contingent consideration related to certain commercial and reimbursement milestones. The results of operations of LimFlow have been included in the condensed consolidated financial statements from the date of the acquisition.
Purchase Price
The total purchase price as of the date of the acquisition consisted of the following (in thousands):

As of November 15, 2023
Cash	$242,001
Fair value of previously held investment	10,235
Fair value of contingent consideration	65,931
Total purchase price	$318,167

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Contingent Consideration
The LimFlow stockholders can achieve up to $165.0 million of additional contingent consideration if certain commercial and reimbursement milestones are achieved, as outlined under the Contingent Payments section of the share purchase agreement with LimFlow. Such payments include (i) up to $140.0 million based on net revenue generated from the sale of the LimFlow System for the year 2024 through 2026 and (ii) up to $25.0 million based on the achievement of certain reimbursement milestones related to the LimFlow System.
The acquisition-date fair value of the contingent consideration was measured using a Monte Carlo simulation which represents Level 3 measurements because they are supported by little or no market activity and reflect the Company’s assumptions in measuring fair value. Estimates and assumptions used in the fair value assessment included forecasted revenues for LimFlow, revenue risk premium, revenue volatility, operational leverage ratio, counterparty credit spread, and weighted average cost of capital. The Company has determined that the range of the potential payments on such contingencies is $65.9 million to $165.0 million. The fair value of the contingent consideration was $65.9 million as of the acquisition date.
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

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company is in the process of finalizing the allocation of the purchase price. As a result, the fair value estimates assigned to intangible asset, goodwill and the related tax impacts of the acquisition, among other items, are subject to change as additional information is received to complete the analysis, including final adjustments to net working capital. The Company expects to finalize the valuation as soon as practicable, but no later than one year after the acquisition date.
The preliminary fair value assigned to the intangible asset acquired was as following (in thousands, except for estimated useful life which is in years):

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
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information summarizes the combined results of operations of the Company and LimFlow as if the companies had been combined as of the beginning of the fiscal year 2023 (in thousands):

Three Months Ended March 31,
2023
Revenue	$116,646
Net Loss	$(13,730)
The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisition been completed at the beginning of the fiscal year 2023. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition. The unaudited pro forma financial information includes adjustments to reflect the elimination of intercompany transactions, incremental amortization of the identifiable intangible asset and elimination of the remeasurement the Company’s previously held investment in LimFlow.
4. FAIR VALUE MEASUREMENTS

Investments in debt securities have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. As of March 31, 2024, all of the Company's investments in debt securities had maturities of less than 12 months and were classified as short-term investments on the condensed consolidated balance sheets.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Aggregate Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$40,081	$—	$—	$40,081
U.S. Treasury securities	5,973	—	—	5,973
Total included in cash and cash equivalents	46,054	—	—	46,054
Investments:
U.S. Treasury securities	33,596	—	—	33,596
Corporate debt securities and commercial paper	—	999	—	999
Total included in short-term investments	33,596	999	—	34,595
Total financial assets	$79,650	$999	$—	$80,649
Financial Liability
Contingent consideration	$—	$—	$72,234	$72,234
Total financial liabilities	$—	$—	$72,234	$72,234

	December 31, 2023
	Level 1	Level 2	Level 3	Aggregate Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$2,753	$—	$—	$2,753
Total included in cash and cash equivalents	2,753	—	—	2,753
Investments:
U.S. Treasury securities	41,685	—	—	41,685
U.S. Government agencies	—	26,238	—	26,238
Corporate debt securities and commercial paper	—	8,932	—	8,932
Total included in short-term investments	41,685	35,170	—	76,855
Total financial assets	$44,438	$35,170	$—	$79,608
Financial Liability
Contingent consideration	$—	$—	$65,931	$65,931
Total financial liabilities	$—	$—	$65,931	$65,931
There were no transfers between Levels 1, 2 or 3 for the periods presented.
Contingent payments are related to the acquisition of LimFlow and consist of commercial and reimbursement milestones, which were valued using a Monte Carlo simulation and probability weighted discounted cash flow analysis, respectively, and represent Level 3 measurements because they are based upon significant unobservable inputs such as forecasted revenues of LimFlow, revenue risk premium, revenue volatility, operational leverage ratio, credit risk, weighted average cost of capital, and probability assumptions in achieving certain milestones.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes the changes in the estimated fair value of the Company’s contingent consideration liabilities (in thousands):

Contingent Consideration Fair Value
Balance as of December 31, 2023	$65,931
Change in estimated fair value	6,303
Balance as of March 31, 2024	$72,234
The fair value of the contingent consideration was $65.9 million as of December 31, 2023, recorded within other long-term liabilities, and $72.2 million as of March 31, 2024, of which $9.3 million was recorded within accrued expenses and other current liabilities and $62.9 million was recorded within other long-term liabilities. The change in estimated fair value of contingent consideration was recorded in operating expenses within the condensed consolidated statements of operations and comprehensive income (loss).
5. CASH EQUIVALENTS AND INVESTMENTS

The following is a summary of the Company’s cash equivalents and investments in debt securities as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$40,081	$—	$—	$40,081
U.S. Treasury securities	5,973	—	—	5,973
Total included in cash and cash equivalents	46,054	—	—	46,054
Investments:
U.S. Treasury securities	33,599	—	(3)	33,596
Corporate debt securities and commercial paper	1,000	—	(1)	999
Total included in short-term investments	34,599	—	(4)	34,595
Total financial assets	$80,653	$—	$(4)	$80,649

	December 31, 2023
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$2,753	$—	$—	$2,753
Total included in cash and cash equivalents	2,753	—	—	2,753
Investments:
U.S. Treasury securities	41,672	13	—	41,685
U.S. Government agencies	26,248	—	(10)	26,238
Corporate debt securities and commercial paper	8,935	—	(3)	8,932
Total included in short-term investments	76,855	13	(13)	76,855
Total financial assets	$79,608	$13	$(13)	$79,608

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company regularly reviews any changes to the rating of its debt securities and reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of March 31, 2024, the risk of expected credit losses was not significant.
6. INVENTORIES, NET

Inventories, net of reserves, consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$13,750	$14,310
Work-in-process	6,377	5,330
Finished goods	24,523	23,260
Total inventories, net	$44,650	$42,900
7. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Manufacturing equipment	$17,178	$16,653
Computer hardware	5,763	5,641
Leasehold improvements	4,846	4,682
Furniture and fixtures	4,543	4,491
Assets in progress	3,431	3,135
Total property and equipment, gross	35,761	34,602
Accumulated depreciation	(15,000)	(13,673)
Total property and equipment, net	$20,761	$20,929
Depreciation expense of $1.1 million was included in operating expenses and $0.3 million was included in cost of goods sold for both the three months ended March 31, 2024 and 2023, respectively.
8. GOODWILL AND INTANGIBLE ASSETS

Goodwill
The changes in carrying amount of goodwill were as follows (in thousands):

March 31, 2024
Balance as of December 31, 2023	$214,335
Foreign currency translation adjustments	(4,693)
Balance as of March 31, 2024	$209,642

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Intangible Assets
The intangible assets consist of the following (in thousands):

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technology	$147,306	$(3,683)	$143,623
Capitalized software(a)	2,151	—	2,151
Total intangible assets, net	$149,457	$(3,683)	$145,774

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technology	$150,649	$(1,256)	$149,393
Capitalized software(a)	1,491	—	1,491
Total intangible assets, net	$152,140	$(1,256)	$150,884
_____________
(a) The useful life of the capitalized software will be determined once the asset is put into service. No amortization expense has been recorded related to the capitalized software during the three months ended March 31, 2024 and 2023.
The gross carrying amount and the accumulated amortization of the developed technology asset is subject to foreign currency translation effects. During the three months ended March 31, 2024, $2.5 million of amortization expense was recorded in operating expenses within the condensed consolidated statements of operations and comprehensive income (loss) related to the developed technology asset. There were no intangible assets and no amortization recorded for the three months ended March 31, 2023.
The estimated future annual amortization of the intangible assets in service is the following (in thousands):

Year ending December 31:	Amount
Remainder of 2024	$7,365
2025	9,820
2026	9,820
2027	9,820
2028	9,820
Thereafter	96,978
Total	$143,623
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

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the weighted average remaining lease term and discount rate:

	March 31,
	2024	2023
Weighted average remaining term	17.4 years	18.9 years
Weighted average discount rate	6.1%	6.1%
Cash paid for amounts included in the measurement of operating leases were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$882	$846
Total lease costs are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$1,175	$1,180
Short-term lease cost	35	22
Variable lease cost	305	166
Total lease costs	$1,515	$1,368
Future minimum lease payments under operating leases liabilities as of March 31, 2024 are as follows (in thousands):

Year ending December 31:	Amount
Remainder of 2024	$2,680
2025	3,049
2026	2,927
2027	2,993
2028	2,886
Thereafter	36,012
Total lease payments	50,547
Less imputed interest	(19,055)
Total lease liabilities	31,492
Less: lease liabilities - current portion	(1,719)
Lease liabilities - noncurrent portion	$29,773
The Company signed a ten-year lease for real estate in October 2023, with total undiscounted contractual payments of the lease of approximately $7.2 million, which is expected to commence in the fourth quarter of 2024.
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
Legal Proceedings
From time to time, the Company is involved in various claims and proceedings arising in the ordinary course of its business. Management does not believe that any existing claims and proceedings, including potential losses relating to such contingencies, will have a material adverse effect on its consolidated financial position, results of operations or cash flows.
In December 2023, the Company received a civil investigative demand (“CID”) from the U.S. Department of Justice, Civil Division, in connection with an investigation under the federal Anti-Kickback Statute and Civil False Claims Act (the “Investigation”). The CID requests information and documents primarily relating to meals and consulting service payments provided to health care professionals. The Company is cooperating with the Investigation. The Company is unable to express a view at this time regarding the likely duration, or ultimate outcome, of the Investigation or estimate the possibility of, or amount or range of, any possible financial impact. Depending on the outcome of the Investigation, there may be a material impact on the Company’s business, results of operations, or financial condition.
10. CONCENTRATIONS

The Company’s revenue is derived primarily from the sale of catheter-based therapeutic devices in the United States. For the three months ended March 31, 2024 and 2023, there were no customers which accounted for more than 10% of the Company’s revenue. As of March 31, 2024 and December 31, 2023, there were no customers that accounted for more than 10% of the Company’s accounts receivable.
No vendor accounted for more than 10% of the Company’s purchases for the three months ended March 31, 2024 and 2023. There were no vendors that accounted for more than 10% of the Company’s accounts payable as of March 31, 2024 and December 31, 2023.
11. RELATED PARTY

The Company utilizes MRI The Hoffman Group (“MRI”), a recruiting services company owned by the brother of the former Chief Executive Officer and President and current member of the board of directors of the Company. The Company paid for recruiting services provided by MRI amounting to $10,000 and $30,000 for the three months ended March 31, 2024 and 2023, respectively, which was recorded in SG&A expenses within the condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2024 and December 31, 2023, there was no balance payable to MRI.
12. CREDIT FACILITY

Bank of America Credit Facility
On December 16, 2022, the Company amended its senior secured revolving credit facility with Bank of America (the “Previously Amended Credit Agreement”) under which the Company may borrow loans up to a maximum principal amount of $40.0 million and increase the optional accordion to $120.0 million.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Advances under the Previously Amended Credit Agreement will bear interest at a base rate per annum (“the Base Rate”) plus an applicable margin (the “Margin”). The Base Rate equals the greater of (i) the Prime Rate, (ii) the Federal funds rate plus 0.50%, or (iii) the Bloomberg Short-Term Bank Yield Index (“the BSBY”) rate based upon an interest period of one month plus 1.00%, in any case has a floor of 0%. The Margin ranges, depending on average daily availability, from 0.50% to 1.00% in the case of Prime Rate and the Federal funds rate loans, and 1.50% to 2.00% in the case of BSBY Rate loans. As a condition to entering into the Previously Amended Credit Agreement, the Company was obligated to pay a nonrefundable fee of $10,000. The Company is also required to pay an unused line fee at an annual rate of 0.25% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Previously Amended Credit Agreement.
The Previously Amended Credit Agreement also includes a Letter of Credit subline facility (the “LC Facility”) of up to $5.0 million. In February 2023, the Company amended the LC Facility to increase the limit to up to $10.0 million. The Company is required to pay the following fees under the LC Facility: (a) a fee equal to the applicable margin in effect for BSBY loans (currently 2.25%) times the average daily stated amount of outstanding letters of credit; and (b) a fronting fee equal to 0.125% per annum on the stated amount of each letter of credit outstanding.
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
As of March 31, 2024, the amount available to borrow under the Amended Credit Agreement is approximately $59.8 million, and the Company had four letters of credit in the aggregated amount of $2.4 million outstanding under the LC Facility and as a result, the Company had $16.4 million of unused letter of credit. The aggregate stated amount outstanding of letter of credits reduces the total borrowing base available under the Amended Credit Agreement.
As of March 31, 2024, there was no principal amount outstanding, and no cash was pledged under the Amended Credit Agreement, and the Company was in compliance with its covenant requirement. Obligations under the Amended Credit Agreement are secured by substantially all of the Company’s assets, excluding intellectual property. The Amended Credit Agreement matures on December 16, 2027.
Deferred Financing Costs
As of March 31, 2024 and December 31, 2023, costs incurred directly related to debt are presented in other assets and are being amortized over the five-year life of the Credit Agreement on the straight-line basis as follows (in thousands):

	March 31, 2024	December 31, 2023
Deferred financing costs	$1,454	$1,454
Accumulated amortization	(404)	(382)
Unamortized deferred financing costs	$1,050	$1,072

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
13. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)
The following is a summary of the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2024 and 2023 (in thousands):

	Unrealized Loss on Investments	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2023	$(9)	$8,894	$8,885
Other comprehensive loss	(4)	(7,359)	(7,363)
Balance, March 31, 2024	$(13)	$1,535	$1,522

	Unrealized Gain (Loss) on Investments	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$1,820	$(971)	$849
Other comprehensive (loss) income	(865)	9	(856)
Balance, March 31, 2023	$955	$(962)	$(7)
14. EQUITY INCENTIVE PLANS

In 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”) to permit the grant of share-based awards, such as stock grants and incentives and non-qualified stock options to employees and directors. The Board has the authority to determine to whom awards will be granted, the number of shares, the term and the exercise price.
In March 2020, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”), which became effective in connection with the Company’s initial public offering in May 2020. As a result, the Company may not grant any additional awards under the 2011 Plan. The 2011 Plan will continue to govern outstanding equity awards granted thereunder. In addition, the number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2021, in an amount equal to 3% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As of March 31, 2024, there were 7,361,592 shares available for issuance under the 2020 Plan, including 1,732,872 additional shares reserved effective January 1, 2024.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
2011 Equity Incentive Plan
Stock Options
A summary of stock option activity under the 2011 Plan for the three months ended March 31, 2024 is as follows (intrinsic values in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Outstanding, December 31, 2023	937,696	$2.24	5.20	$58,778
Exercised	(81,686)	$1.59		$4,420
Cancelled	(29)	$9.05
Outstanding, March 31, 2024	855,981	$2.30	5.00	$39,102
Vested and exercisable at March 31, 2024	855,981	$2.30	5.00	$39,102
Vested and expected to vest at March 31, 2024	855,981	$2.30	5.00	$39,102
The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair market value of the Company’s common stock.
2020 Incentive Award Plan
Restricted Stock Units
Restricted stock units (“RSUs”) are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s employment terminates prior to the release of the vesting restrictions. The RSUs generally vest over a four-year period with straight-line vesting and a 25% one-year cliff or over a three-year period in equal amounts on a quarterly basis, provided the employee remains continuously employed with the Company. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date.
RSU activity under the 2020 Plan is set forth below:

	Number of Awards	Weighted Average Fair Value
Outstanding, December 31, 2023	1,307,998	$67.91
Granted	619,143	48.19
Vested	(123,878)	72.49
Cancelled	(22,093)	64.11
Outstanding, March 31, 2024	1,781,170	$60.78
The total fair value of RSUs vested under the 2020 Plan was $8.0 million and $5.2 million for the three months ended March 31, 2024 and 2023, respectively.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Performance Stock Units
During the three months ended March 31, 2024, the Company granted performance stock units (“PSUs”) to certain employees that will vest three years from the award date, based on achieving certain revenue based performance targets. The number of shares that may be earned can range from 0% to 200% of the target amount. The fair value of PSUs are determined by the closing stock price of the Company’s common stock on the awards’ grant date. The stock-based compensation expense associated with PSUs is recognized on a straight-line basis based on the estimated number of awards that are expected to vest. At each reporting period, the Company monitors the probability of achieving the performance targets and adjusts the stock-based compensation expense associated with PSUs accordingly.
PSU activity under the 2020 Plan is set forth below:

	Number of Awards	Weighted Average Fair Value
Outstanding, December 31, 2023	—	$—
Granted	90,488	55.48
Outstanding, March 31, 2024	90,488	$55.48
Stock Options
The Company grants non-qualified stock options to certain employees with vesting over a four-year period on a quarterly basis. The fair value of the stock options was calculated using the Black-Scholes option pricing model. The fair value for options granted was calculated using the following weighted average assumptions:

	Three Months Ended March 31,
	2024	2023
Expected term (in years)	4.48 years to 4.5 years	4.56 years
Expected volatility	48.7% to 48.9%	50.4%
Dividend yield	0.0%	0.0%
Risk free interest rate	4.2% to 4.3%	4.1%
Weighted-average fair value of options granted	$24.89 per share	$25.98 per share
A summary of stock option activities under the 2020 Plan for the three months ended March 31, 2024 is as follows (intrinsic values in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Outstanding, December 31, 2023	166,203	$56.00	6.10	$1,483
Granted	210,188	$54.83
Exercised	(270)	$56.00		$—
Cancelled	(541)	$56.00
Outstanding, March 31, 2024	375,580	$55.35	6.40	$209
Vested and exercisable at March 31, 2024	39,985	$56.00	5.90	$—
Vested and expected to vest at March 31, 2024	341,226	$55.37	6.40	$184

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
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2024	2023
Expected term (in years)	0.50	0.50
Expected volatility	60.8%	49.9%
Dividend yield	0.0%	0.0%
Risk free interest rate	5.2%	4.8%
As of March 31, 2024, a total of (i) 505,925 shares of common stock, including 82,816 shares purchased in January 2024, have been purchased under the ESPP, and (ii) 2,598,437 shares of common stock are reserved under the ESPP for future purchases, including 577,624 additional shares, which were automatically added to the reserve on January 1, 2024 pursuant to the terms of the ESPP.
Stock-based Compensation Expense
Total compensation cost for all share-based payment arrangements recognized, including $1.0 million for both the three months ended March 31, 2024 and 2023, respectively, of stock-based compensation expense related to the ESPP, was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of goods sold	$508	$525
Research and development	1,778	1,590
Selling, general and administrative	10,584	8,224
Total stock-based compensation expense	$12,870	$10,339
Total compensation costs as of March 31, 2024 related to all non-vested awards to be recognized in future periods was $99.9 million and is expected to be recognized over the remaining weighted average period of 2.8 years.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
15. INCOME TAXES

The following table reflects the Company’s provision for income taxes for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Loss before income taxes	$(16,087)	$(1,194)
Provision for income taxes	8,115	1,024
Net loss	$(24,202)	$(2,218)
Provision for income taxes as a percentage of income (loss) before income taxes	(50.4%)	(85.8%)
The effective tax rate for all periods is driven by pre-tax income/(loss), business credits, equity compensation, state taxes, and the change in valuation allowance. The Company's income tax provision for interim reporting periods historically has been calculated by applying an estimate of the annual effective income tax rate for the full year to “ordinary” income (loss) for the interim reporting period. In addition, the tax effects of certain significant or unusual items are recognized discretely in the quarter in which they occur. For the three months ended March 31, 2024, the Company calculated the income tax provision using this methodology. For the three months ended March 31, 2023, a discrete effective income tax rate method was used as if the interim year to date period was an annual period.
Valuation Allowance
ASC 740, Income Taxes requires that the tax benefit of net operating losses, or NOLs, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not”. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryback or carryforward periods. As of December 31, 2023, the Company was in a net deferred tax liability position due to the LimFlow acquisition. However, a valuation allowance was maintained against certain deferred tax assets. As of March 31, 2024, the Company believes that the net deferred tax assets are currently not considered more likely than not to be realized and, accordingly, maintains a valuation allowance against certain deferred tax assets. The Company will continue to assess its position on the realizability of its deferred tax assets, until such time as sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Any release of the valuation allowance will result in a material benefit recognized in the quarter of release.
Uncertain Tax Positions
The Company has recorded uncertain tax positions related to its federal and California research and development credit carryforwards. No interest or penalties have been recorded related to the uncertain tax positions due to credit carryforwards that are available to offset the uncertain tax positions. It is not expected that there will be a significant change in the uncertain tax position in the next 12 months. The Company is subject to U.S. federal and state income tax as well as to income tax in various foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. As of the date of the financial statements, there are no income tax examinations in progress. The statute of limitations for tax years ended after December 31, 2020, December 31, 2019, and December 31, 2020 are open for federal, state, and foreign tax purposes, respectively.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
16. RETIREMENT PLAN

In December 2017, the Company adopted the Inari Medical, Inc. 401(k) Plan which allows eligible employees after one month of service to contribute pre-tax and Roth contributions to the plan, as allowed by law. The plan assets are held by Vanguard and the plan administrator is Ascensus Trust Company. Beginning in January 2021, the Company contributed a $1.00 match for every $1.00 contributed by a participating employee up to the greater of $3,000 or 4% of eligible compensation under the plan, with such Company's contributions becoming fully vested immediately. On January 1, 2024, the plan was amended to provide that the Company contributes a $1.00 match for every $1.00 contributed by a participating employee for up to 5% of eligible compensation. The plan also includes a limit of $15,000 per individual of employer match, with such Company’s contributions becoming fully vested immediately. Matching contribution expense was $4.0 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively.
17. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potential dilutive common shares. Diluted net income (loss) per share is computed using the treasury stock method by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net income (loss) per share calculation, shares from common stock options and equity awards are potentially dilutive securities. For the periods the Company is in a net loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive common shares would have been anti-dilutive.
The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Stock options	1,231,561	1,427,294
Equity awards	1,871,658	1,497,342
Total potentially dilutive common stock equivalents excluded from calculation due to anti-dilutive effect	3,103,219	2,924,636

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K for the year ended December 31, 2023. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. Please also see the section titled “Cautionary Note Regarding Forward-Looking Statements” herein.
OVERVIEW
Patients first. No small plans. Take care of each other. These are the guiding principles that form the ethos of Inari Medical. We are committed to improving lives in extraordinary ways by creating innovative solutions for both unmet and underserved health needs. In addition to our purpose-built solutions, we leverage our capabilities in education, clinical research, and program development to improve patient outcomes. We are passionate about our mission to establish our treatments as the standard of care for venous disease, including venous thromboembolism (VTE), and four other disease states. We are just getting started.
We purpose build a variety of products, including minimally invasive, novel, catheter-based mechanical thrombectomy devices and their accessories to address the unique characteristics of specific disease states. In addition, in November 2023, we acquired LimFlow, a medical device company focused on limb salvage for patients with chronic limb-threatening ischemia (CLTI). CLTI is an advanced stage of peripheral artery disease that is associated with increased mortality, risk of amputation and impaired quality of life. The LimFlow system utilizes transcatheter arterialization of deep veins (TADV) to bypass blocked arteries in the leg and deliver oxygenated blood back into the foot via the veins in CLTI patients. The results of operations of LimFlow have been included in our condensed consolidated financial statements from the date of the acquisition.
Together, our devices and systems provide solutions to address the following disease states: deep vein thrombosis, pulmonary embolism, chronic venous disease, CLTI, acute limb ischemia (ALI) and dialysis access management.
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
As of March 31, 2024, we had cash, cash equivalents, restricted cash and short-term investments of $101.8 million, no long-term debt outstanding and an accumulated deficit of $72.7 million.
For the three months ended March 31, 2024, we generated $143.2 million in revenues with a gross margin of 86.8% and net loss of $24.2 million, as compared to revenues of $116.2 million with a gross margin of 88.2% and net loss of $2.2 million for the three months ended March 31, 2023.

Revenue
We derived substantially all our revenue from the sale of our VTE products directly to hospitals. Our customers typically purchase our products through an initial stocking order, and then reorder replenishment inventory as procedures are performed. No single customer accounted for 10% or more of our revenue during the three months ended March 31, 2024 and 2023. We expect our revenue to increase in absolute dollars as we expand our offerings, grow the sales organization and sales territories, add customers, expand the base of physicians who gain experience with using our products, expand awareness of our products with new and existing customers and as physicians perform more procedures using our products.
We disaggregate revenue between VTE and Emerging Therapies markets. VTE comprises revenue from the sale of our ClotTriever and FlowTriever systems. Emerging Therapies comprises revenues from the sale of our solutions addressing chronic venous disease, CLTI, small vessel thrombosis and arterial thromboembolism. Revenue from VTE and Emerging Therapies are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
VTE	$137,193	$114,058
Emerging Therapies	6,001	2,109
Total Revenue	$143,194	$116,167
RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2024 and 2023
The following table sets forth our results of operations in dollars and as percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended March 31,				Change $
	2024	%	2023	%
Revenue	$143,194	100.0%	$116,167	100.0%	$27,027
Cost of goods sold	18,893	13.2%	13,741	11.8%	5,152
Gross profit	124,301	86.8%	102,426	88.2%	21,875
Operating expenses
Research and development	26,880	18.8%	22,064	19.0%	4,816
Selling, general and administrative	103,055	72.0%	85,700	73.8%	17,355
Change in fair value of contingent consideration	6,303	4.4%	—	—%	6,303
Amortization of intangible asset	2,461	1.7%	—	—%	2,461
Acquisition-related expenses	2,779	1.9%	—	—%	2,779
Total operating expenses	141,478	98.8%	107,764	92.8%	33,714
Loss from operations	(17,177)	(12.0)%	(5,338)	(4.6)%	(11,839)
Other income (expense)
Interest income	1,191	0.8%	4,145	3.6%	(2,954)
Interest expense	(78)	(0.1)%	(40)	—%	(38)
Other expense	(23)	—%	39	—%	(62)
Total other income	1,090	0.7%	4,144	3.6%	(3,054)
Loss before income taxes	(16,087)	(11.3)%	(1,194)	(1.0)%	(14,893)
Provision for income taxes	8,115	5.7%	1,024	0.9%	7,091
Net loss	$(24,202)	(17.0)%	$(2,218)	(1.9)%	$(21,984)

Revenue. Revenue increased $27.0 million, or 23.3%, to $143.2 million during the three months ended March 31, 2024, compared to $116.2 million during the three months ended March 31, 2023. The increase in revenue was primarily due to an increase in the number of products sold as we expanded our sales territories, opened new accounts and achieved deeper penetration of our products into existing accounts, and introduced new products.
Cost of Goods Sold. Cost of goods sold increased $5.2 million, or 37.5%, to $18.9 million during the three months ended March 31, 2024, compared to $13.7 million during the three months ended March 31, 2023. This increase was primarily due to the increase in the number of products sold and additional manufacturing overhead costs to support anticipated future growth.
Gross Margin. Gross margin for the three months ended March 31, 2024 decreased to 86.8%, compared to 88.2% for the three months ended March 31, 2023, primarily due to increasing internationalization of the business, ramp up costs associated with new products, and product mix.
Research and Development Expenses (“R&D”). R&D expenses increased $4.8 million, or 21.8%, to $26.9 million during the three months ended March 31, 2024, compared to $22.1 million during the three months ended March 31, 2023. The increase in R&D expenses was primarily due to increases of $1.5 million of material and supplies related expenses, $1.3 million of clinical and regulatory expenses, $0.8 million in professional fees, $0.6 million in personnel-related expenses, and $0.3 million in software costs and depreciation expenses, in support of our growth drivers to develop new products and build the clinical evidence base.
Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $17.4 million, or 20.3%, to $103.1 million during the three months ended March 31, 2024, compared to $85.7 million during the three months ended March 31, 2023. The increase in SG&A expenses was primarily due to increases of $13.1 million in personnel-related expenses as a result of increased headcount and increased commissions due to higher revenue, $2.7 million of expenses related to professional fees, and $1.5 million of travel related costs.
Other Operating Expenses. Other operating expenses increased by $6.3 million due to the change in fair value adjustment of our contingent consideration liability, $2.5 million due to amortization expense related to the acquired intangible asset, and $2.8 million due to the acquisition-related expenses, which include integration and retention costs, during the three months ended March 31, 2024.
Other income (expense). Other income (expense) consists primarily of interest income, interest expense and foreign currency transaction gains and losses. Interest income decreased by $3.0 million to $1.2 million during the three months ended March 31, 2024, compared to $4.1 million during the three months ended March 31, 2023. The decrease in interest income was primarily due to lower cash balances invested in short-term investments in debt securities during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Income Taxes. Income taxes increased $7.1 million to $8.1 million during the three months ended March 31, 2024, compared to $1.0 million during the three months ended March 31, 2023. The increase in income taxes was primarily due to the Company calculating the income tax provision by applying an estimated annual effective tax rate for the three months ended March 31, 2024, whereas the discrete effective tax rate method was used for the three months ended March 31, 2023. Beginning in 2024, many countries are implementing some or all of the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting Two-Pillar in response to tax challenges arising from the digitalization of the global economy. While we continue to evaluate those countries’ implementations, we do not expect those implementations to have a material impact on our consolidated financial statements in 2024.
LIQUIDITY AND CAPITAL RESOURCES
To date, our primary sources of capital have been the revenue from the sale of our products and existing cash and cash equivalent balances. As of March 31, 2024, we had cash and cash equivalents of $66.7 million, restricted cash of $0.5 million and short-term investments in debt securities of $34.6 million. We maintain cash and cash equivalents with financial institutions in excess of insured limits.

As of March 31, 2024, the fair value of contingent consideration related to our acquisition of LimFlow was $72.2 million, of which $9.3 million was recorded within accrued expenses and other current liabilities and $62.9 million was recorded within other long-term liabilities in the condensed consolidated balance sheets. The contingent payments related to certain commercial and reimbursement milestones can be up to $165.0 million which includes (i) up to $140.0 million based on net revenue generated from the sale of the LimFlow system for the years 2024 through 2026 and (ii) up to $25.0 million based on the achievement of certain reimbursement milestones related to the LimFlow System. Revenue-based milestone payments are expected to be due in the first quarter of each of 2025, 2026 and 2027. The timing of reimbursement-based milestone payments is dependent on the achievement of such milestones and other conditions set forth in the share purchase agreement with LimFlow. As of March 31, 2024, we have not made any payments related to the contingent consideration. For additional information about the acquisition, see Note 3. Business Combination, which is included in “Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)”.
In December 2022, we amended our revolving Credit Agreement with Bank of America (as amended, the “Previously Amended Credit Agreement”) which provides for loans up to a maximum of $40.0 million and increases the optional accordion to $120.0 million. The Previously Amended Credit Agreement also included a Letter of Credit subline facility (the “LC Facility”) of up to $5.0 million. In February 2023, we amended the LC Facility to increase the limit to up to $10.0 million. In November 2023, we further amended the Amended Credit Agreement, as defined in Note 12. Credit Facility, to, among other things, increase the amount available for borrowing to up to a maximum principal amount of $75.0 million. We also amended the LC Facility to increase the limit to up to $18.8 million. As of March 31, 2024, we had no principal outstanding under the Amended Credit Agreement and the amount available to borrow was approximately $59.8 million. As of March 31, 2024, we had four letters of credit in the aggregated amount of $2.4 million outstanding under the LC Facility and as a result, we had $16.4 million of unused letter of credit. The aggregate stated amount outstanding of letter of credits reduces the total borrowing base available under the Amended Credit Agreement and is subject to certain fees. For additional information about the Amended Credit Agreement, see Note 12. Credit Facility, which is included in “Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)”.
In October 2023, we signed a ten-year lease for real estate with total undiscounted contractual payments of the lease of approximately $7.2 million, which are expected to commence in the fourth quarter of 2024.
Our other short-term and long-term material cash requirements, from known contractual obligations as of March 31, 2024, include contingent consideration liability, operating lease liabilities and uncertain tax positions, as discussed in Note 3. Business Combination, Note 4. Fair Value Measurements, Note 9. Commitments and Contingencies and Note 15. Income Taxes to our condensed consolidated financial statements section of this report, which are included in “Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)” of this report.
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

CASH FLOWS
The following table summarizes our cash flows for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(12,288)	$(2,013)
Investing activities	39,162	(4,043)
Financing activities	1,015	2,466
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	110	(70)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$27,999	$(3,660)
Net cash used in operating activities
Net cash used in operating activities for the three months ended March 31, 2024 was $12.3 million, consisting primarily of a net loss of $24.2 million and non-cash charges of $23.3 million, offset by a net change in our net operating assets and liabilities of $11.4 million. The non-cash charges primarily consisted of stock-based compensation expense of $12.9 million, change in fair value of contingent consideration liability of $6.3 million, depreciation and amortization of $3.9 million, and amortization of the right-of-use assets of $0.8 million, partially offset by amortization of premium and discount on marketable securities of $0.6 million. The change in our net operating assets and liabilities was primarily due to increases in accounts receivable of $8.7 million, inventories of $2.1 million, and accounts payable of $1.5 million, in addition to a decrease in payroll-related accruals, accrued expenses and other liabilities of $1.0 million.
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
Net cash used in investing activities
Net cash provided by investing activities for the three months ended March 31, 2024 was $39.2 million, consisting of purchases of $21.5 million of short-term investments, $1.3 million of purchases of property and equipment, offset by maturities of short-term investments of $62.6 million.
Net cash used in investing activities for the three months ended March 31, 2023 was $4.0 million, consisting of $122.1 million purchases of short-term investments, $1.0 million of purchases of property and equipment, and $0.3 million of purchases of other investments, offset by maturities of short-term investments of $119.3 million.
Net cash provided by financing activities
Net cash provided by financing activities in the three months ended March 31, 2024 was $1.0 million, consisting of $4.0 million of proceeds from the issuance of common stock under our employee stock purchase plan, offset by $3.1 million of tax payments related to vested equity awards.
Net cash provided by financing activities in the three months ended March 31, 2023 was $2.5 million, consisting of $4.2 million proceeds from the issuance of common stock under our employee stock purchase plan and $0.2 million of proceeds from exercise of stock options, offset by $1.9 million of tax payments related to vested equity awards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no significant changes in our critical accounting policies during the three months ended March 31, 2024, as compared to the critical accounting policies disclosed under “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024 under “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk”.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2024. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2024, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any control and procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in internal control over financial reporting
During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
See Note 9. Commitments and Contingencies, which is included in "Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)” for information regarding material legal proceedings.
Item 1A. RISK FACTORS
For a discussion of risk factors that may affect our business and financial results, see the information in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

Inari Medical, Inc.

Date: April 30, 2024	By:	/s/ Andrew Hykes
Andrew Hykes
Chief Executive Officer and President (Principal Executive Officer)

Date: April 30, 2024	By:	/s/ Mitchell Hill
Mitchell Hill
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)