Form 10-Q
period 2024-06-30
Inari Medical, Inc.
filed 2024-07-30
CIK 1531048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2024, the registrant had 58,266,743 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to substantial risks and uncertainties. We intend such forward-looking statements contained in this Quarterly Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “would”, “should”, “expects”, “plans”, “anticipates”, “could”, “intends”, “targets”, “projects”, “contemplates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Quarterly Report include, but are not limited to statements regarding our future results of operations and financial position, plans for our current and future products, anticipated product launches, expectations regarding our acquisition of LimFlow S.A., the impact of macroeconomic conditions, industry and business trends, and our expectations regarding stock compensation, business strategy, plans, market growth, regulatory climate, competitive landscape and our objectives for future operations.
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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

INARI MEDICAL, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data and par value)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$70,125	$38,597
Restricted cash	67	611
Short-term investments in debt securities	39,547	76,855
Accounts receivable, net	81,631	70,119
Inventories, net	49,359	42,900
Prepaid expenses and other current assets	8,623	6,481
Total current assets	249,352	235,563
Property and equipment, net	23,005	20,929
Operating lease right-of-use assets	48,824	48,407
Goodwill	204,401	214,335
Intangible assets	143,106	150,884
Deposits and other assets	4,242	4,117
Total assets	$672,930	$674,235
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$16,375	$10,577
Payroll-related accruals	54,363	48,706
Accrued expenses and other current liabilities	65,605	15,364
Operating lease liabilities, current portion	1,918	1,692
Total current liabilities	138,261	76,339
Operating lease liabilities, noncurrent portion	31,231	30,355
Deferred tax liability	35,126	36,231
Other long-term liability	44,503	66,400
Total liabilities	249,121	209,325
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 58,166,309 and 57,762,414 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	58	58
Additional paid in capital	528,624	504,453
Accumulated other comprehensive (loss) income	(837)	8,885
Accumulated deficit	(104,036)	(48,486)
Total stockholders' equity	423,809	464,910
Total liabilities and stockholders' equity	$672,930	$674,235
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INARI MEDICAL, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$145,820	$119,005	$289,014	$235,172
Cost of goods sold	19,993	13,844	38,886	27,585
Gross profit	125,827	105,161	250,128	207,587
Operating expenses
Research and development	24,905	21,085	51,785	43,149
Selling, general and administrative	114,153	85,586	217,208	171,286
Change in fair value of contingent consideration	5,728	—	12,031	—
Amortization of intangible asset	2,449	—	4,910	—
Acquisition-related expenses	1,036	—	3,815	—
Total operating expenses	148,271	106,671	289,749	214,435
Loss from operations	(22,444)	(1,510)	(39,621)	(6,848)
Other income (expense)
Interest income	1,076	4,552	2,267	8,697
Interest expense	(77)	(44)	(155)	(84)
Other income	23	26	—	65
Total other income	1,022	4,534	2,112	8,678
(Loss) income before income taxes	(21,422)	3,024	(37,509)	1,830
Provision for income taxes	9,926	939	18,041	1,963
Net (loss) income	$(31,348)	$2,085	$(55,550)	$(133)
Other comprehensive income (loss)
Foreign currency translation adjustments	(2,359)	(79)	(9,718)	(70)
Unrealized loss on available-for-sale debt securities	—	(1,095)	(4)	(1,960)
Total other comprehensive loss	(2,359)	(1,174)	(9,722)	(2,030)
Comprehensive (loss) income	$(33,707)	$911	$(65,272)	$(2,163)
Net (loss) income per share
Basic	$(0.54)	$0.04	$(0.96)	$(0.00)
Diluted	$(0.54)	$0.04	$(0.96)	$(0.00)
Weighted average common shares used to compute net (loss) income per share
Basic	58,142,454	57,207,902	58,040,069	55,988,736
Diluted	58,142,454	58,496,350	58,040,069	55,988,736
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INARI MEDICAL, INC.
Condensed Consolidated Statements Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2023	57,762,414	$58	$504,453	$8,885	$(48,486)	$464,910
Options exercised for common stock	81,952	—	145	—	—	145
Shares issued under Employee Stock Purchase Plan	82,816	—	3,983	—	—	3,983
Issuance of common stock upon vesting of equity awards, net of shares withheld for taxes	73,963	—	(3,113)	—	—	(3,113)
Share-based compensation expense	—	—	12,870	—	—	12,870
Other comprehensive loss	—	—	—	(7,363)	—	(7,363)
Net loss	—	—	—	—	(24,202)	(24,202)
Balance, March 31, 2024	58,001,145	58	518,338	1,522	(72,688)	447,230
Options exercised for common stock	47,750	—	98	—	—	98
Issuance of common stock upon vesting of equity awards, net of shares withheld for taxes	117,414	—	(2,851)	—	—	(2,851)
Share-based compensation expense	—	—	13,039	—	—	13,039
Other comprehensive loss	—	—	—	(2,359)	—	(2,359)
Net loss	—	—	—	—	(31,348)	(31,348)
Balance, June 30, 2024	58,166,309	$58	$528,624	$(837)	$(104,036)	$423,809
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INARI MEDICAL, INC.
Condensed Consolidated Statements Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	54,021,656	$54	$462,949	$849	$(46,850)	$417,002
Options exercised for common stock	209,966	—	226	—	—	226
Shares issued under Employee Stock Purchase Plan	86,051	—	4,172	—	—	4,172
Issuance of common stock upon vesting of equity awards, net of shares withheld for taxes	2,766,043	3	(1,932)	—	—	(1,929)
Share-based compensation expense	—	—	10,339	—	—	10,339
Other comprehensive loss	—	—	—	(856)	—	(856)
Net loss	—	—	—	—	(2,218)	(2,218)
Balance, March 31, 2023	57,083,716	57	475,754	(7)	(49,068)	426,736
Options exercised for common stock	81,712	—	214	—	—	214
Issuance of common stock upon vesting of equity awards, net of shares withheld for taxes	101,027	—	(2,569)	—	—	(2,569)
Share-based compensation expense	—	—	10,353	—	—	10,353
Other comprehensive loss	—	—	—	(1,174)	—	(1,174)
Net income	—	—	—	—	2,085	2,085
Balance, June 30, 2023	57,266,455	$57	$483,752	$(1,181)	$(46,983)	$435,645
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INARI MEDICAL, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(55,550)	$(133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,746	2,754
Amortization of deferred financing costs	43	20
Amortization of right-of-use assets	1,607	2,359
Share-based compensation expense	25,909	20,692
Allowance for credit losses, net	622	63
Loss on disposal of fixed assets	112	30
Amortization of premium and discount on marketable securities	(967)	(8,112)
Change in fair value of contingent consideration liability	12,031	—
Changes in:
Accounts receivable	(12,319)	(4,561)
Inventories	(6,921)	(6,334)
Prepaid expenses, deposits and other assets	(233)	352
Accounts payable	5,850	(417)
Payroll-related accruals, accrued expenses and other liabilities	22,210	2,167
Operating lease liabilities	(915)	(675)
Lease prepayments for lessor's owned leasehold improvements	—	(458)
Net cash (used in) provided by operating activities	(775)	7,747
Cash flows from investing activities
Purchases of property and equipment	(5,011)	(2,193)
Purchases of marketable securities	(39,038)	(284,165)
Maturities of marketable securities	75,207	276,800
Purchases of other investments	—	(565)
Working capital adjustment related to acquisition	3,722	—
Capitalized software development costs	(1,479)	—
Net cash provided by (used in) investing activities	33,401	(10,123)
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	3,983	4,172
Proceeds from exercise of stock options	243	440
Payment of taxes related to vested equity awards	(5,964)	(4,498)
Net cash (used in) provided by financing activities	(1,738)	114
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	96	(123)
Net increase (decrease) in cash, cash equivalents and restricted cash	30,984	(2,385)
Cash, cash equivalents and restricted cash beginning of period	39,208	60,222
Cash, cash equivalents and restricted cash end of period	$70,192	$57,837
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
On November 15, 2023, the Company acquired LimFlow S.A. (“LimFlow”), a medical device company focused on limb salvage for patients with chronic limb-threatening ischemia (“CLTI”). LimFlow focuses on transforming the treatment of CLTI, an advanced stage of peripheral artery disease that is associated with increased mortality, risk of amputation and impaired quality of life.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The interim condensed consolidated balance sheet as of June 30, 2024 and the condensed consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the three and six months ended June 30, 2024 and 2023 are unaudited. The consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial position as of June 30, 2024 and its consolidated results of operations and cash flows for the three and six months ended June 30, 2024 and 2023. The financial data and the other financial information disclosed in the notes to the condensed consolidated financial statements related to the three and six months ended June 30, 2024 and 2023 are also unaudited. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of revenue recognized is based on the transaction price, which represents the invoiced amount, net of discounts, administrative fees and sales rebates, where applicable. The Company provides a standard 30-day unconditional right of return period. The Company establishes estimated provisions for returns at the time of sale based on historical experience. Historically, the actual product returns have been insignificant to the Company’s condensed consolidated financial statements.
As of June 30, 2024 and December 31, 2023, the Company recorded $0.9 million and $1.2 million, respectively, of unbilled receivables, and $1.9 million and $1.3 million, respectively, of allowance for credit losses, which are included in accounts receivable, net, in the accompanying condensed consolidated balance sheets.
The Company disaggregates revenue between Venous Thromboembolism (“VTE”) and Emerging Therapies. VTE comprises revenue from the sale of the Company’s solutions addressing deep vein thrombosis and pulmonary embolism. Emerging Therapies comprises revenue from the sale of the Company’s solutions addressing chronic venous disease, CLTI, acute limb ischemia and dialysis access management. Revenue from VTE and Emerging Therapies is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
VTE	$137,674	$114,086	$274,867	$228,144
Emerging Therapies	8,146	4,919	14,147	7,028
Total revenue	$145,820	$119,005	$289,014	$235,172

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Revenue from the Company's products by geographic area, based on the location where title transfers, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$135,784	$113,802	$269,467	$225,648
International	10,036	5,203	19,547	9,524
Total revenue	$145,820	$119,005	$289,014	$235,172
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
Costs associated with product sales include commissions which are recorded in selling, general and administrative (“SG&A”) expenses. The Company applies the practical expedient and recognizes commissions as an expense when incurred because the amortization period is less than one year.
Equity Investments
The Company has strategic investments in certain privately held companies, with no readily determinable fair value. The Company elected the measurement alternative under which it measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investments. The Company will monitor the information that becomes available from time to time and adjust the carrying values of these investments if there are identified events or changes in circumstances that have a significant adverse effect on the fair values or if there are observable changes in fair value. Impairment loss, which is generally the difference between the carrying value and the fair value of the investment, is recorded in other income (expense) in the consolidated statements of operations and comprehensive income (loss). As of June 30, 2024 and December 31, 2023, the Company’s equity investments were $1.5 million and were included in deposits and other assets on the condensed consolidated balance sheets. There was no impairment loss recorded during the three and six months ended June 30, 2024 and 2023.
Significant Accounting Policies
As of June 30, 2024, there were no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Recently Issued Not Yet Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting, Topic 280, which requires enhanced disclosures primarily around segment expenses for all public entities, including public entities with a single reportable segment. On an annual and interim basis, entities are required to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and related disclosures.

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
Supplemental Cash Flow Information
Supplemental cash flow information includes the following (in thousands):

	Six Months Ended June 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,851	$1,437
Cash paid for interest	$112	$65

Noncash investing and financing:
Lease liabilities arising from obtaining new right-of-use assets	$2,083	$1,030

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$70,125	$57,837
Restricted cash	67	—
Total cash, cash equivalents and restricted cash as shown in the statement of cash flows	$70,192	$57,837
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
During the three months ended June 30, 2024, the Company recorded an adjustment related to the finalization of the working capital, which reduced the consideration transferred and the acquisition date fair value of goodwill by $3.7 million.
The Company is in the process of finalizing the allocation of the purchase price. As a result, the fair value estimates assigned to the intangible asset, goodwill and the related tax impacts of the acquisition, among other items, are subject to change as additional information is received to complete the analysis. The Company expects to finalize the valuation as soon as practicable, but no later than one year after the acquisition date.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Purchase Price
The total purchase price as of the date of the acquisition consisted of the following (in thousands):

As of November 15, 2023 As Adjusted
Cash	$238,279
Fair value of contingent consideration	65,931
Fair value of previously held investment	10,235
Total purchase price	$314,445
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

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Net Assets Acquired and Liabilities Assumed
The preliminary fair values of assets acquired and liabilities assumed were (in thousands):

As of November 15, 2023 As Adjusted
Cash and cash equivalents	$1,582
Accounts receivable	919
Inventories	2,635
Property and equipment	266
Goodwill	204,078
Intangible asset	146,000
Other current and noncurrent assets	2,155
Accounts payable	(2,509)
Deferred tax liability	(36,500)
Other current and noncurrent liabilities	(4,181)
Total net assets acquired	$314,445
The preliminary fair value assigned to the intangible asset acquired was as follows (in thousands, except for estimated useful life which is in years):

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
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information summarizes the combined results of operations of the Company and LimFlow as if the companies had been combined as of the beginning of fiscal year 2023 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Revenue	$119,445	$236,091
Net loss	$(8,478)	$(22,207)

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisition been completed at the beginning of the fiscal year ended December 31, 2023. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition. The unaudited pro forma financial information includes adjustments to reflect the elimination of intercompany transactions, incremental amortization of the identifiable intangible asset and elimination of the remeasurement the Company’s previously held investment in LimFlow.
4. FAIR VALUE MEASUREMENTS

Investments in debt securities have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. As of June 30, 2024, all of the Company's investments in debt securities had maturities of less than 12 months and were classified as short-term investments on the condensed consolidated balance sheets.
The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Aggregate Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$37,085	$—	$—	$37,085
Total included in cash and cash equivalents	37,085	—	—	37,085
Investments:
U.S. treasury securities	39,547	—	—	39,547
Total included in short-term investments	39,547	—	—	39,547
Total financial assets	$76,632	$—	$—	$76,632
Financial Liability
Contingent consideration	$—	$—	$77,962	$77,962
Total financial liabilities	$—	$—	$77,962	$77,962

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2023
	Level 1	Level 2	Level 3	Aggregate Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$2,753	$—	$—	$2,753
Total included in cash and cash equivalents	2,753	—	—	2,753
Investments:
U.S. treasury securities	41,685	—	—	41,685
U.S. government agencies	—	26,238	—	26,238
Corporate debt securities and commercial paper	—	8,932	—	8,932
Total included in short-term investments	41,685	35,170	—	76,855
Total financial assets	$44,438	$35,170	$—	$79,608
Financial Liability
Contingent consideration	$—	$—	$65,931	$65,931
Total financial liabilities	$—	$—	$65,931	$65,931
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
The following table summarizes the changes in the estimated fair value of the Company’s contingent consideration liabilities (in thousands):

Contingent Consideration Fair Value
Balance as of December 31, 2023	$65,931
Change in estimated fair value	12,031
Balance as of June 30, 2024	$77,962
The fair value of the contingent consideration was $78.0 million as of June 30, 2024, of which $33.9 million was recorded within accrued expenses and other current liabilities and $44.1 million was recorded within other long-term liabilities, and $65.9 million as of December 31, 2023 which was recorded within other long-term liabilities. The change in estimated fair value of contingent consideration was recorded in operating expenses within the condensed consolidated statements of operations and comprehensive income (loss).

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
5. CASH EQUIVALENTS AND INVESTMENTS

The following is a summary of the Company’s cash equivalents and investments in debt securities as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$37,085	$—	$—	$37,085
Total included in cash and cash equivalents	37,085	—	—	37,085
Investments:
U.S. treasury securities	39,551	1	(5)	39,547
Total included in short-term investments	39,551	1	(5)	39,547
Total financial assets	$76,636	$1	$(5)	$76,632

	December 31, 2023
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$2,753	$—	$—	$2,753
Total included in cash and cash equivalents	2,753	—	—	2,753
Investments:
U.S. treasury securities	41,672	13	—	41,685
U.S. government agencies	26,248	—	(10)	26,238
Corporate debt securities and commercial paper	8,935	—	(3)	8,932
Total included in short-term investments	76,855	13	(13)	76,855
Total financial assets	$79,608	$13	$(13)	$79,608
The Company regularly reviews any changes to the rating of its debt securities and reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of June 30, 2024, the risk of expected credit losses was not significant.
6. INVENTORIES, NET

Inventories, net of reserves, consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$19,826	$14,310
Work-in-process	6,238	5,330
Finished goods	23,295	23,260
Total inventories, net	$49,359	$42,900

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
7. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Manufacturing equipment	$17,650	$16,653
Computer hardware	6,481	5,641
Assets in progress	5,637	3,135
Leasehold improvements	4,846	4,682
Furniture and fixtures	4,663	4,491
Total property and equipment, gross	39,277	34,602
Accumulated depreciation	(16,272)	(13,673)
Total property and equipment, net	$23,005	$20,929
Depreciation expense of $1.1 million was included in operating expenses and $0.3 million was included in cost of goods sold for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense of $2.2 million was included in operating expenses for the six months ended June 30, 2024 and 2023, and $0.6 million and $0.5 million was included in cost of goods sold for the six months ended June 30, 2024 and 2023, respectively.
8. GOODWILL AND INTANGIBLE ASSETS

Goodwill
The changes in carrying amount of goodwill were as follows (in thousands):

June 30, 2024
Balance as of December 31, 2023	$214,335
Working capital adjustment	(3,722)
Foreign currency translation adjustments	(6,212)
Balance as of June 30, 2024	$204,401
The working capital adjustment relates to the acquisition of LimFlow. See Note 3. Business Combination for additional information.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Intangible Assets
The intangible assets consist of the following (in thousands):

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technology	$146,229	$(6,093)	$140,136
Capitalized software(a)	2,970	—	2,970
Total intangible assets, net	$149,199	$(6,093)	$143,106

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technology	$150,649	$(1,256)	$149,393
Capitalized software(a)	1,491	—	1,491
Total intangible assets, net	$152,140	$(1,256)	$150,884
_____________
(a) The useful life of the capitalized software will be determined once the asset is put into service. No amortization expense has been recorded related to the capitalized software during the three and six months ended June 30, 2024 and 2023.
The gross carrying amount and the accumulated amortization of the developed technology asset is subject to foreign currency translation effects. During the three and six months ended June 30, 2024, $2.4 million and $4.9 million, respectively, of amortization expense was recorded in operating expenses within the condensed consolidated statements of operations and comprehensive income (loss) related to the developed technology asset. There were no intangible assets and no amortization recorded for the three and six months ended June 30, 2023.
The estimated future annual amortization of the intangible assets in service is as follows (in thousands):

Year ending December 31:	Amount
Remainder of 2024	$4,874
2025	9,749
2026	9,749
2027	9,749
2028	9,749
Thereafter	96,266
Total	$140,136
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

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The following table presents the weighted average remaining lease term and discount rate:

	June 30,
	2024	2023
Weighted average remaining term (in years)	16.4	18.5
Weighted average discount rate	6.1%	6.1%
Cash paid for amounts included in the measurement of operating leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$944	$852	$1,826	$1,698
Total lease costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$1,369	$1,139	$2,544	$2,319
Short-term lease cost	35	34	70	63
Variable lease cost	279	247	584	407
Total lease costs	$1,683	$1,420	$3,198	$2,789
Future minimum lease payments under operating leases liabilities as of June 30, 2024 are as follows (in thousands):

Year ending December 31:	Amount
Remainder of 2024	$2,090
2025	3,645
2026	3,542
2027	3,627
2028	3,430
Thereafter	36,017
Total lease payments	52,351
Less imputed interest	(19,202)
Total lease liabilities	33,149
Less: lease liabilities - current portion	(1,918)
Lease liabilities - noncurrent portion	$31,231

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company signed a ten-year lease in Costa Rica for its second manufacturing facility in October 2023, with total undiscounted contractual payments of the lease of approximately $7.2 million, which is expected to commence in the fourth quarter of 2024.
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
Civil Investigative Demand
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
Patent Litigation
On May 22, 2024, the Company filed a patent infringement lawsuit against Imperative Care, Inc. (“Imperative Care”) and Truvic Medical, Inc. (“Truvic”) in the United States District Court for the Northern District of California, alleging that Imperative Care's Symphony Thrombectomy System infringes eight patents related to mechanical thrombectomy devices used for treating pulmonary emboli and deep vein thrombosis. On July 9, 2024, the Company filed an amended complaint to allege infringement of an additional, ninth patent, and to drop Truvic as a named defendant because Imperative Care confirmed that Truvic has been merged into Imperative Care. In the complaint, the Company seeks injunctive relief and damages for the alleged infringement. On July 24, 2024, the Company filed a motion for a preliminary injunction seeking to enjoin Imperative Care's sale or use, among other activities, of the Symphony Thrombectomy System outside of clinical trials.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Securities Class Action
On May 13, 2024, purported stockholder Michiana Area Electrical Workers’ Pension Fund filed a verified class action complaint on behalf of itself and similarly situated Inari stockholders in the United States District Court for the Southern District of New York, captioned Michiana Area Elec. Workers’ Pension Fund v. Inari Medical, Inc., No. 1:24-cv-03686-JHR (the “MAEW Action”). On June 18, 2024, purported stockholder Paul Hartmann filed a verified class action complaint on behalf of himself and similarly situated Inari stockholders in the United States District Court for the Southern District of New York, captioned Hartmann v. Inari Medical, Inc., No. 1:24-cv-04662-JHR (the “Hartmann Action” and together with the MAEW Action, the “Related Actions”). Each of the Related Actions alleges the Company and certain of its officer and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act by making false or misleading statements regarding the Company’s revenue and expenses.
On July 12, 2024, a group of pension funds consisting of Oklahoma Law Enforcement Retirement Systems, Local 353, I.B.E.W. Pension Fund, and City of Pontiac Reestablished General Employees’ Retirement System, Mr. Hartmann, and purported stockholder Arvin Nazerzadeh-Yazdi, each filed motions seeking to consolidate the Related Actions, be appointed lead plaintiff, and have their counsel appointed lead counsel. The matter is at a preliminary stage.
The Company believes that these complaints are without merit and intends to defend against them vigorously.
10. CONCENTRATIONS

The Company’s revenue is derived primarily from the sale of catheter-based therapeutic devices in the United States. For the three and six months ended June 30, 2024 and 2023, there were no customers which accounted for more than 10% of the Company’s revenue. As of June 30, 2024 and December 31, 2023, there were no customers that accounted for more than 10% of the Company’s accounts receivable.
No vendor accounted for more than 10% of the Company’s purchases for the three and six months ended June 30, 2024 and 2023. There were no vendors that accounted for more than 10% of the Company’s accounts payable as of June 30, 2024 and December 31, 2023.
11. RELATED PARTY

The Company utilizes MRI The Hoffman Group (“MRI”), a recruiting services company owned by the brother of the former Chief Executive Officer and President and current member of the board of directors of the Company. The Company paid for recruiting services provided by MRI amounting to $21,000 and $50,000 for the three months ended June 30, 2024 and 2023, respectively, and $31,000 and $80,000 for the six months ended June 30, 2024 and 2023, respectively, which was recorded in SG&A expenses within the condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2024 and December 31, 2023, there was no balance payable to MRI.
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
As of June 30, 2024, the amount available to borrow under the Amended Credit Agreement is approximately $66.4 million, and the Company had four letters of credit in the aggregated amount of $2.4 million outstanding under the LC Facility. The aggregate stated amount outstanding of letter of credits reduces the total borrowing base available under the Amended Credit Agreement.
As of June 30, 2024, there was no principal amount outstanding, and no cash was pledged under the Amended Credit Agreement, and the Company was in compliance with its covenant requirements. Obligations under the Amended Credit Agreement are secured by substantially all of the Company’s assets, excluding intellectual property. The Amended Credit Agreement matures on December 16, 2027.
Deferred Financing Costs
Costs incurred directly related to debt are presented in other assets and are being amortized over the five-year life of the Credit Agreement on the straight-line basis. The unamortized deferred financings costs as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

	June 30, 2024	December 31, 2023
Deferred financing costs	$729	$1,454
Accumulated amortization	(425)	(382)
Unamortized deferred financing costs	$304	$1,072

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
13. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)
The following is a summary of the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2024 and 2023 (in thousands):

	Unrealized Loss on Investments	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2023	$(9)	$8,894	$8,885
Other comprehensive loss	(4)	(7,359)	(7,363)
Balance, March 31, 2024	(13)	1,535	1,522
Other comprehensive loss	—	(2,359)	(2,359)
Balance, June 30, 2024	$(13)	$(824)	$(837)

	Unrealized Gain (Loss) on Investments	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$1,820	$(971)	$849
Other comprehensive loss	(865)	9	(856)
Balance, March 31, 2023	955	(962)	(7)
Other comprehensive loss	(1,095)	(79)	(1,174)
Balance, June 30, 2023	$(140)	$(1,041)	$(1,181)
14. EQUITY INCENTIVE PLANS

In 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”) to permit the grant of share-based awards, such as stock grants and incentives and non-qualified stock options to employees and directors. The Board has the authority to determine to whom awards will be granted, the number of shares, the term and the exercise price.
In March 2020, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”), which became effective in connection with the Company’s initial public offering in May 2020. As a result, the Company may not grant any additional awards under the 2011 Plan. The 2011 Plan will continue to govern outstanding equity awards granted thereunder. In addition, the number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2021, in an amount equal to 3% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As of June 30, 2024, there were 7,207,309 shares available for issuance under the 2020 Plan, including 1,732,872 additional shares reserved effective January 1, 2024.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
2011 Equity Incentive Plan
Stock Options
A summary of stock option activity under the 2011 Plan for the six months ended June 30, 2024 is as follows (intrinsic values in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Outstanding, December 31, 2023	937,696	$2.24	5.2	$58,778
Exercised	(129,436)	1.76		$6,391
Cancelled	(29)	9.05
Outstanding, June 30, 2024	808,231	2.31	4.8	$37,047
Vested and exercisable at June 30, 2024	808,231	2.31	4.8	$37,047
Vested and expected to vest at June 30, 2024	808,231	$2.31	4.8	$37,047
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
RSU activity under the 2020 Plan is set forth below:

	Number of Awards	Weighted Average Fair Value
Outstanding, December 31, 2023	1,307,998	$67.91
Granted	886,968	47.08
Vested	(302,237)	68.85
Cancelled	(68,074)	62.46
Outstanding, June 30, 2024	1,824,655	$58.02
The total fair value of RSUs vested under the 2020 Plan was $8.2 million and $8.9 million for the three months ended June 30, 2024 and 2023, respectively, and $16.2 million and $14.1 million for the six months ended June 30, 2024 and 2023, respectively.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Performance Stock Units
During the six months ended June 30, 2024, the Company granted performance stock units (“PSUs”) to certain employees that are eligible to vest three years from the award date, based on achieving certain revenue based performance targets. The number of shares that may be earned can range from 0% to 200% of the target amount. The fair value of PSUs is determined by the closing stock price of the Company’s common stock on the awards’ grant date. The share-based compensation expense associated with PSUs is recognized on a straight-line basis based on the estimated number of awards that are expected to vest. At each reporting period, the Company monitors the probability of achieving the performance targets and adjusts the share-based compensation expense associated with PSUs accordingly.
PSU activity under the 2020 Plan is set forth below:

	Number of Awards	Weighted Average Fair Value
Outstanding, December 31, 2023	—	$—
Granted	90,488	55.48
Outstanding, June 30, 2024	90,488	$55.48
Stock Options
The Company grants non-qualified stock options to certain employees with vesting over a four-year period on a quarterly basis. The fair value of the stock options was calculated using the Black-Scholes option pricing model. The fair value for options granted was calculated using the following weighted average assumptions:

	Six Months Ended June 30,
	2024	2023
Expected term (in years)	4.5	4.6
Expected volatility	48.7% to 48.9%	50.4%
Dividend yield	0.0%	0.0%
Risk free interest rate	4.2% to 4.3%	4.1%
Weighted-average fair value of options granted	$24.89 per share	$25.98 per share
A summary of stock option activities under the 2020 Plan for the six months ended June 30, 2024 is as follows (intrinsic values in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Outstanding, December 31, 2023	166,203	$56.00	6.1	$1,483
Granted	210,188	54.83
Exercised	(270)	56.00		$—
Cancelled	(7,157)	56.00
Outstanding, June 30, 2024	368,964	55.33	6.2	$218
Vested and exercisable at June 30, 2024	63,571	55.76	5.7	$14
Vested and expected to vest at June 30, 2024	339,566	$55.35	6.2	$195

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
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2024	2023
Expected term (in years)	0.5	0.5
Expected volatility	60.8%	49.9%
Dividend yield	0.0%	0.0%
Risk free interest rate	5.2%	4.8%
As of June 30, 2024, a total of (i) 505,925 shares of common stock, including 82,816 shares purchased in January 2024, have been purchased under the ESPP, and (ii) 2,598,437 shares of common stock are reserved under the ESPP for future purchases, including 577,624 additional shares, which were automatically added to the reserve on January 1, 2024 pursuant to the terms of the ESPP.
Share-based Compensation Expense
Total compensation cost for all share-based payment arrangements recognized, including $1.3 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively, and $2.3 million and $2.2 million for the six months ended June 30, 2024 and 2023, respectively, of share-based compensation expense related to the ESPP, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of goods sold	$525	$420	$1,033	$839
Research and development	1,804	1,697	3,568	3,393
Selling, general and administrative	10,710	8,236	21,308	16,460
Total share-based compensation expense	$13,039	$10,353	$25,909	$20,692
Total compensation costs as of June 30, 2024 related to all non-vested awards to be recognized in future periods was $93.7 million and is expected to be recognized over the remaining weighted average period of 2.7 years.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
15. INCOME TAXES

The following table reflects the Company’s provision for income taxes for the periods indicated (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Loss) income before income taxes	$(21,422)	$3,024	$(37,509)	$1,830
Provision for income taxes	9,926	939	18,041	1,963
Net (loss) income	$(31,348)	$2,085	$(55,550)	$(133)
Provision for income taxes as a percentage of (loss) income before income taxes	(46.3%)	31.1%	(48.1%)	107.3%
The effective tax rate for all periods is driven by pre-tax income/(loss), business credits, equity compensation, state taxes, and the change in valuation allowance. The Company's income tax provision for interim reporting periods historically has been calculated by applying an estimate of the annual effective income tax rate for the full year to “ordinary” income (loss) for the interim reporting period. In addition, the tax effects of certain significant or unusual items are recognized discretely in the quarter in which they occur. For the six months ended June 30, 2024 and June 30, 2023, the Company calculated the income tax provision using this methodology.
Beginning in 2024, many countries are implementing some or all of the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting Two-Pillar in response to tax challenges arising from the digitalization of the global economy. While we continue to evaluate those countries’ implementations, we do not expect those implementations to have a material impact on our consolidated financial statements in 2024.
Valuation Allowance
ASC 740, Income Taxes requires that the tax benefit of net operating losses, or (“NOLs”), temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not”. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryback or carryforward periods. As of December 31, 2023, the Company was in a net deferred tax liability position due to the LimFlow acquisition. However, a valuation allowance was maintained against certain deferred tax assets. As of June 30, 2024, the Company believes that the net deferred tax assets are currently not considered more likely than not to be realized and, accordingly, maintains a valuation allowance against certain deferred tax assets. The Company will continue to assess its position on the realizability of its deferred tax assets, until such time as sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Any release of the valuation allowance will result in a material benefit recognized in the quarter of release.
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

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
16. RETIREMENT PLAN

In December 2017, the Company adopted the Inari Medical, Inc. 401(k) Plan which allows eligible employees after one month of service to contribute pre-tax and Roth contributions to the plan, as allowed by law. The plan assets are held by Vanguard and the plan administrator is Ascensus Trust Company. Beginning in January 2021, the Company contributed a $1.00 match for every $1.00 contributed by a participating employee up to the greater of $3,000 or 4% of eligible compensation under the plan, with such Company's contributions becoming fully vested immediately. On January 1, 2024, the plan was amended to provide that the Company contributes a $1.00 match for every $1.00 contributed by a participating employee for up to 5% of eligible compensation. The plan also includes a limit of $15,000 per individual of employer match, with such Company’s contributions becoming fully vested immediately. Matching contribution expense was $3.4 million and $2.2 million for the three months ended June 30, 2024 and 2023, respectively, and $7.5 million and $4.9 million for the six months ended June 30, 2024 and 2023, respectively.
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
The components of net (loss) income per share are as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income	$(31,348)	$2,085	$(55,550)	$(133)
Denominator:
Weighted average number of common shares outstanding - basic	58,142,454	57,207,902	58,040,069	55,988,736
Common stock equivalents from outstanding equity grants	—	1,159,523	—	—
Common stock equivalents from unvested RSUs and PSUs	—	112,249	—	—
Common stock equivalents from ESPP	—	16,676	—	—
Weighted average number of common shares outstanding - diluted	58,142,454	58,496,350	58,040,069	55,988,736
Net (loss) income per share:
Basic	$(0.54)	$0.04	$(0.96)	$(0.00)
Diluted	$(0.54)	$0.04	$(0.96)	$(0.00)

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	1,177,195	175,961	1,177,195	1,338,592
Equity awards	1,915,143	560,346	1,915,143	2,408,633
Total potentially dilutive common stock equivalents excluded from calculation due to anti-dilutive effect	3,092,338	736,307	3,092,338	3,747,225

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
OVERVIEW
Patients first. No small plans. Take care of each other. These are the guiding principles that form the ethos of Inari Medical. We are committed to improving lives in extraordinary ways by creating innovative solutions for both unmet and underserved health needs. In addition to our purpose-built solutions, we leverage our capabilities in education, clinical research, and program development to improve patient outcomes. We are passionate about our mission to establish our treatments as the standard of care for venous disease, including venous thromboembolism (“VTE”), and four other disease states. We are just getting started.
We purpose build a variety of medical products, including minimally invasive, novel, catheter-based mechanical thrombectomy devices and their accessories to address the unique characteristics of specific disease states. In addition, in November 2023, we acquired LimFlow, a medical device company focused on limb salvage for patients with chronic limb-threatening ischemia (“CLTI”). CLTI is an advanced stage of peripheral artery disease that is associated with increased mortality, risk of amputation and impaired quality of life. The LimFlow system utilizes transcatheter arterialization of deep veins to bypass blocked arteries in the leg and deliver oxygenated blood back into the foot via the veins in CLTI patients. The results of operations of LimFlow have been included in our condensed consolidated financial statements from the date of the acquisition.
During the quarter ended June 30, 2024, we launched VenaCore, which is a multi-purpose device for the treatment of acute and chronic deep vein thrombosis (“DVT”). Together, our devices and systems provide solutions to address the following disease states: DVT, pulmonary embolism, chronic venous disease, CLTI, acute limb ischemia and dialysis access management.
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
As of June 30, 2024, we had cash, cash equivalents, restricted cash and short-term investments of $109.7 million, no long-term debt outstanding and an accumulated deficit of $104.0 million.
For the three months ended June 30, 2024, we generated $145.8 million in revenues with a gross margin of 86.3% and net loss of $31.3 million, as compared to revenues of $119.0 million with a gross margin of 88.4% and net income of $2.1 million for the three months ended June 30, 2023.
For the six months ended June 30, 2024, we generated $289.0 million in revenues with a gross margin of 86.5% and net loss of $55.6 million, as compared to revenues of $235.2 million with a gross margin of 88.3% and net loss of $0.1 million for the six months ended June 30, 2023.

Revenue
We derived substantially all our revenue from the sale of our VTE and Emerging Therapy products directly to hospitals. Our customers typically purchase our products through an initial stocking order, and then reorder replenishment inventory as procedures are performed. No single customer accounted for 10% or more of our revenue during the three and six months ended June 30, 2024 and 2023. We expect our revenue to increase in absolute dollars as we expand our offerings, grow the sales organization and sales territories, add customers, expand the base of physicians who gain experience with using our products, expand awareness of our products with new and existing customers and as physicians perform more procedures using our products.
We disaggregate revenue between VTE and Emerging Therapies markets. VTE comprises revenue from the sale of our solutions addressing DVT and pulmonary embolism. Emerging Therapies comprises revenue from the sale of our solutions addressing chronic venous disease, CLTI, acute limb ischemia and dialysis access management. Revenue from VTE and Emerging Therapies were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
VTE	$137,674	$114,086	$274,867	$228,144
Emerging Therapies	8,146	4,919	14,147	7,028
Total revenue	$145,820	$119,005	$289,014	$235,172
RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2024 and 2023
The following table sets forth our results of operations in dollars and as percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Change $
	2024	%	2023	%
Revenue	$145,820	100.0%	$119,005	100.0%	$26,815
Cost of goods sold	19,993	13.7%	13,844	11.6%	6,149
Gross profit	125,827	86.3%	105,161	88.4%	20,666
Operating expenses
Research and development	24,905	17.1%	21,085	17.7%	3,820
Selling, general and administrative	114,153	78.3%	85,586	71.9%	28,567
Change in fair value of contingent consideration	5,728	3.9%	—	—%	5,728
Amortization of intangible asset	2,449	1.7%	—	—%	2,449
Acquisition-related expenses	1,036	0.7%	—	—%	1,036
Total operating expenses	148,271	101.7%	106,671	89.6%	41,600
Loss from operations	(22,444)	(15.4)%	(1,510)	(1.2)%	(20,934)
Other income (expense)
Interest income	1,076	0.7%	4,552	3.8%	(3,476)
Interest expense	(77)	(0.1)%	(44)	—%	(33)
Other income	23	—%	26	—%	(3)
Total other income	1,022	0.6%	4,534	3.8%	(3,512)
(Loss) income before income taxes	(21,422)	(14.8)%	3,024	2.6%	(24,446)
Provision for income taxes	9,926	6.8%	939	0.8%	8,987
Net (loss) income	$(31,348)	(21.6)%	$2,085	1.8%	$(33,433)

Revenue. Revenue increased $26.8 million, or 22.5%, to $145.8 million during the three months ended June 30, 2024, compared to $119.0 million during the three months ended June 30, 2023. The increase in revenue was primarily due to an expansion of our sales territories, opening of new accounts, increase in adoption of our procedures, and global commercial expansion.
Cost of Goods Sold. Cost of goods sold increased $6.1 million, or 44.4%, to $20.0 million during the three months ended June 30, 2024, compared to $13.8 million during the three months ended June 30, 2023. This increase was primarily due to the increase in the number of products sold and additional manufacturing overhead costs to support anticipated future growth.
Gross Margin. Gross margin for the three months ended June 30, 2024 decreased to 86.3%, compared to 88.4% for the three months ended June 30, 2023, primarily due to product mix, the ramp up costs associated with new products, and increasing internationalization of the business.
Research and Development Expenses (“R&D”). R&D expenses increased $3.8 million, or 18.1%, to $24.9 million during the three months ended June 30, 2024, compared to $21.1 million during the three months ended June 30, 2023. The increase in R&D expenses was primarily due to increases of $2.0 million in personnel-related expenses, $1.1 million of material and supplies related expenses, and $0.4 million in professional fees.
Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $28.6 million, or 33.4%, to $114.2 million during the three months ended June 30, 2024, compared to $85.6 million during the three months ended June 30, 2023. The increase in SG&A expenses was primarily due to increases of $20.3 million in personnel-related expenses including increased commissions due to higher revenue and increased share-based compensation, $5.6 million of expenses related to professional fees including legal fees, $0.8 million in sales and marketing related expenses, $0.7 million of travel related costs, and $0.7 million related to reserve of uncollectible amounts.
Other Operating Expenses. Other operating expenses increased by $5.7 million due to the change in fair value adjustment of our contingent consideration liability, $2.4 million due to amortization expense related to the acquired intangible asset, and $1.0 million due to the acquisition-related expenses, which include integration, severance and retention costs, during the three months ended June 30, 2024.
Other income (expense). Other income consists primarily of interest income, interest expense and foreign currency transaction gains and losses. Interest income decreased by $3.5 million to $1.1 million during the three months ended June 30, 2024, compared to $4.6 million during the three months ended June 30, 2023. The decrease in interest income was primarily due to lower cash balances invested in short-term investments in debt securities during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Income Taxes. Income taxes increased $9.0 million to $9.9 million during the three months ended June 30, 2024, compared to $0.9 million during the three months ended June 30, 2023. The increase in income taxes primarily relates to an increase in expected U.S. federal and state cash taxes due to prior utilization of tax credit carryforwards and a higher annual effective tax rate applied to pretax earnings during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Comparison of the six months ended June 30, 2024 and 2023
The following table sets forth the components of our unaudited condensed consolidated statements of operations in dollars and as percentage of revenue for the periods presented (dollars in thousands):

	Six Months Ended June 30,				Change $
	2024	%	2023	%
Revenue	$289,014	100.0%	$235,172	100.0%	$53,842
Cost of goods sold	38,886	13.5%	27,585	11.7%	11,301
Gross profit	250,128	86.5%	207,587	88.3%	42,541
Operating expenses
Research and development	51,785	17.9%	43,149	18.3%	8,636
Selling, general and administrative	217,208	75.2%	171,286	72.8%	45,922
Change in fair value of contingent consideration	12,031	4.2%	—	—%	12,031
Amortization of intangible asset	4,910	1.7%	—	—%	4,910
Acquisition-related expenses	3,815	1.3%	—	—%	3,815
Total operating expenses	289,749	100.3%	214,435	91.1%	75,314
Loss from operations	(39,621)	(13.8%)	(6,848)	(2.8%)	(32,773)
Other income (expense)
Interest income	2,267	0.8%	8,697	3.7%	(6,430)
Interest expense	(155)	(0.1%)	(84)	—%	(71)
Other income	—	—%	65	0.0%	(65)
Total other income	2,112	0.7%	8,678	3.7%	(6,566)
(Loss) income before income taxes	(37,509)	(13.1%)	1,830	0.9%	(39,339)
Provision for income taxes	18,041	6.2%	1,963	0.8%	16,078
Net loss	$(55,550)	(19.3%)	$(133)	(0.1%)	$(55,417)
Revenue. Revenue increased $53.8 million, or 22.9%, to $289.0 million during the six months ended June 30, 2024, compared to $235.2 million during the six months ended June 30, 2023. The increase in revenue was primarily due to an expansion of our sales territories, opening of new accounts, increase in adoption of our procedures, and global commercial expansion.
Cost of Goods Sold. Cost of goods sold increased $11.3 million, or 41.0%, to $38.9 million during the six months ended June 30, 2024, compared to $27.6 million during the six months ended June 30, 2023. This increase was primarily due to the increase in the number of products sold and additional manufacturing overhead costs to support anticipated future growth.
Gross Margin. Gross margin for the six months ended June 30, 2024 decreased to 86.5%, compared to 88.3% for the six months ended June 30, 2023, primarily due to product mix, the ramp up costs associated with new products, and increasing internationalization of the business.
Research and Development Expenses. R&D expenses increased $8.6 million, or 20.0%, to $51.8 million during the six months ended June 30, 2024, compared to $43.1 million during the six months ended June 30, 2023. The increase in R&D expenses was primarily due to increases of $3.4 million of personnel-related expenses, $2.6 million of material and supplies related expenses, $1.5 million of clinical and regulatory expenses, and $0.5 million of expenses related to professional fees.

Selling, General and Administrative Expenses. SG&A expenses increased $45.9 million, or 26.8%, to $217.2 million during the six months ended June 30, 2024, compared to $171.3 million during the six months ended June 30, 2023. The increase in SG&A expenses was primarily due to increases of $32.5 million in personnel-related expenses including increased commissions due to higher revenue and increased share-based compensation, $8.9 million of expenses related to professional fees including legal fees, $2.2 million in travel and related expenses,$0.8 million in sales and marketing related expenses, $0.7 million of software costs and depreciation expenses, $0.6 million related to facilities-related expenses, $0.6 million related to reserve of uncollectible amounts, partially offset by a decrease of $0.6 million of insurance related expenses
Other Operating Expenses. Other operating expenses increased by $12.0 million due to the change in fair value adjustment of our contingent consideration liability, $4.9 million due to amortization expense related to the acquired intangible asset, and $3.8 million due to the acquisition-related expenses, which include integration, severance and retention costs, during the six months ended June 30, 2024.
Other income (expense). Other income consists primarily of interest income, interest expense and foreign currency transaction gains and losses. Interest income decreased by $6.4 million to $2.3 million during the six months ended June 30, 2024, compared to $8.7 million during the six months ended June 30, 2023. The decrease in interest income was primarily due to lower cash balances invested in short-term investments in debt securities during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Income Taxes. Income taxes increased $16.1 million to $18.0 million for the six months ended June 30, 2024, compared to $2.0 million during the six months ended June 30, 2023. The increase in income taxes primarily relates to an increase in expected U.S. federal and state cash taxes due to prior utilization of tax credit carryforwards and a higher annual effective tax rate applied to pretax earnings during the six months ended June 30, 2024 compared to June 30, 2023.
LIQUIDITY AND CAPITAL RESOURCES
To date, our primary sources of capital have been the revenue from the sale of our products and existing cash and cash equivalent balances. As of June 30, 2024, we had cash and cash equivalents of $70.1 million and short-term investments in debt securities of $39.5 million. We maintain cash and cash equivalents with financial institutions in excess of insured limits.
As of June 30, 2024, the fair value of contingent consideration related to our acquisition of LimFlow was $78.0 million, of which $33.9 million was recorded within accrued expenses and other current liabilities and $44.1 million was recorded within other long-term liabilities in the condensed consolidated balance sheets. The contingent payments related to certain commercial and reimbursement milestones can be up to $165.0 million which includes (i) up to $140.0 million based on net revenue generated from the sale of the LimFlow system for the years 2024 through 2026 and (ii) up to $25.0 million based on the achievement of certain reimbursement milestones related to the LimFlow System. Revenue-based milestone payments are expected to be due in the first quarter of each of 2025, 2026 and 2027. The timing of reimbursement-based milestone payments is dependent on the achievement of such milestones and other conditions set forth in the share purchase agreement with LimFlow and such payments are expected to be paid in the second quarter of 2025. As of June 30, 2024, we have not made any payments related to the contingent consideration. For additional information about the acquisition, see Note 3. Business Combination, which is included in “Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)”.

In December 2022, we amended our revolving Credit Agreement with Bank of America (as amended, the “Previously Amended Credit Agreement”) which provides for loans up to a maximum of $40.0 million and increases the optional accordion to $120.0 million. The Previously Amended Credit Agreement also included a Letter of Credit subline facility (the “LC Facility”) of up to $5.0 million. In February 2023, we amended the LC Facility to increase the limit to up to $10.0 million. In November 2023, we further amended the Amended Credit Agreement, as defined in Note 12. Credit Facility, to, among other things, increase the amount available for borrowing to up to a maximum principal amount of $75.0 million. We also amended the LC Facility to increase the limit to up to $18.8 million. As of June 30, 2024, we had no principal outstanding under the Amended Credit Agreement and the amount available to borrow was approximately $66.4 million. As of June 30, 2024, we had four letters of credit in the aggregated amount of $2.4 million outstanding under the LC Facility. The aggregate stated amount outstanding of letter of credits reduces the total borrowing base available under the Amended Credit Agreement and is subject to certain fees. For additional information about the Amended Credit Agreement, see Note 12. Credit Facility, which is included in “Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)”.
In October 2023, we signed a ten-year lease in Costa Rica for our second manufacturing facility with total undiscounted contractual payments of the lease of approximately $7.2 million, which are expected to commence in the fourth quarter of 2024.
Our other short-term and long-term material cash requirements, from known contractual obligations as of June 30, 2024, include contingent consideration liability, operating lease liabilities and uncertain tax positions, as discussed in Note 3. Business Combination, Note 4. Fair Value Measurements, Note 9. Commitments and Contingencies and Note 15. Income Taxes to our condensed consolidated financial statements section of this report, which are included in “Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)” of this report.
Based on our current planned operations, we anticipate that our cash and cash equivalents, short-term investments and available borrowings under our Amended Credit Agreement will be sufficient to fund these cash requirements and our operating expenses for at least the next 12 months. Our primary short-term needs for capital for our current planned operations, which are subject to change, include:
•support of commercialization efforts to expand our sales force along with expanding into new markets, including internationally, and developing products to enhance performance and address unmet market needs;
•the continued advancement of research and development including ongoing clinical studies and related activities; and
•potential expansion needs of our facilities, including the lease in Costa Rica for our second manufacturing facility.
If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements in the future, we may seek to sell additional common or preferred equity or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our platform technologies or products or grant licenses on terms that are not favorable to us. Additional capital may not be available on reasonable terms, or at all.

CASH FLOWS
The following table summarizes our cash flows for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(775)	$7,747
Investing activities	33,401	(10,123)
Financing activities	(1,738)	114
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	96	(123)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$30,984	$(2,385)
Net cash (used in) provided by operating activities
Net cash used in operating activities for the six months ended June 30, 2024 was $0.8 million, consisting primarily of a net loss of $55.6 million and a net change in our net operating assets and liabilities of $7.7 million offset by non-cash charges of $47.1 million. The non-cash charges primarily consisted of share-based compensation expense of $25.9 million, change in fair value of contingent consideration liability of $12.0 million, depreciation and amortization of $7.7 million, and amortization of the right-of-use assets of $1.6 million, partially offset by amortization of premium and discount on marketable securities of $1.0 million. The change in our net operating assets and liabilities was primarily due to increases in payroll-related accruals, accrued expenses and other liabilities of $22.2 million, accounts receivable of $12.3 million, inventories of $6.9 million, and accounts payable of $5.9 million, partially offset by a decrease in operating lease liabilities of $0.9 million.
Net cash provided by operating activities for the six months ended June 30, 2023 was $7.7 million, consisting primarily of net loss of $0.1 million and a net change in our net operating assets and liabilities of $9.9 million, offset by non-cash charges of $17.8 million. The decrease in net operating assets was primarily due to a decrease in operating lease liabilities of $0.7 million, a decrease in lease prepayments for lessor’s owned leasehold improvements of $0.5 million, and a decrease in accounts payable of $0.4 million due to the timing of payments and growth of our operations, coupled with increases in inventories of $6.3 million and accounts receivable of $4.6 million, offset by an increase in accrued liabilities of $2.2 million and a decrease in prepaid and other assets of $0.4 million. The non-cash charges primarily consisted of share-based compensation expense of $20.7 million, amortization of the right-of-use assets of $2.4 million and depreciation of $2.8 million, partially offset by amortization of premium and discount on marketable securities of $8.1 million.
Net cash provided by (used in) investing activities
Net cash provided by investing activities for the six months ended June 30, 2024 was $33.4 million, consisting of maturities of short-term investments of $75.2 million, and finalization of working capital adjustment related to the LimFlow acquisition of $3.7 million, partially offset by purchases of $39.0 million of short-term investments, $5.0 million of purchases of property and equipment, and $1.5 million of capitalized software development costs.
Net cash used in investing activities for the six months ended June 30, 2023 was $10.1 million, consisting of $284.2 million purchases of short-term investments, $2.2 million of purchases of property and equipment, and $0.6 million of purchases of other investments, offset by maturities of short-term investments of $276.8 million.
Net cash (used in) provided by financing activities
Net cash used in financing activities in the six months ended June 30, 2024 was $1.7 million, consisting of $4.0 million of proceeds from the issuance of common stock under our employee stock purchase plan, offset by $6.0 million of tax payments related to vested equity awards.
Net cash provided by financing activities in the six months ended June 30, 2023 was $0.1 million, consisting of $4.2 million proceeds from the issuance of common stock under our employee stock purchase plan and $0.4 million of proceeds from exercise of stock options, offset by $4.5 million of tax payments related to vested equity awards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no significant changes in our critical accounting policies during the six months ended June 30, 2024, as compared to the critical accounting policies disclosed under “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.
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
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2024. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2024, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any control and procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in internal control over financial reporting
During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
See Note 9. Commitments and Contingencies, which is included in “Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)” for information regarding material legal proceedings.
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

Inari Medical, Inc.

Date: July 30, 2024	By:	/s/ Andrew Hykes
Andrew Hykes
Chief Executive Officer and President (Principal Executive Officer)

Date: July 30, 2024	By:	/s/ Mitchell Hill
Mitchell Hill
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)