Form 10-Q
period 2024-09-30
Inari Medical, Inc.
filed 2024-10-28
CIK 1531048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 24, 2024, the registrant had 58,544,158 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to substantial risks and uncertainties. We intend such forward-looking statements contained in this Quarterly Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “would”, “should”, “expects”, “plans”, “anticipates”, “could”, “intends”, “targets”, “projects”, “contemplates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Quarterly Report include, but are not limited to statements regarding our future results of operations and financial position, plans for our current and future products, anticipated product launches, expectations regarding our acquisition of LimFlow S.A. and expectations regarding market penetration, the impact of macroeconomic conditions, industry and business trends, and our expectations regarding stock compensation, business strategy, plans, market growth, regulatory climate, competitive landscape and our objectives for future operations.
The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks and uncertainties, and are subject to other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, those factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as such risks and uncertainties may be amended, supplemented or superseded from time to time by our subsequent reports on Forms 10-Q and 10-K we file with the United States Securities and Exchange Commission. We qualify all of our forward-looking statements by these cautionary statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.
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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

INARI MEDICAL, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data and par value)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$41,141	$38,597
Restricted cash	67	611
Short-term investments in debt securities	70,397	76,855
Accounts receivable, net	84,403	70,119
Inventories, net	55,210	42,900
Prepaid expenses and other current assets	12,168	6,481
Total current assets	263,386	235,563
Property and equipment, net	24,098	20,929
Operating lease right-of-use assets	48,301	48,407
Goodwill	213,345	214,335
Intangible assets	143,808	150,884
Deposits and other assets	4,301	4,117
Total assets	$697,239	$674,235
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$15,523	$10,577
Payroll-related accruals	54,797	48,706
Accrued expenses and other current liabilities	76,881	15,364
Operating lease liabilities, current portion	1,579	1,692
Total current liabilities	148,780	76,339
Operating lease liabilities, noncurrent portion	31,145	30,355
Deferred tax liability	36,748	36,231
Other long-term liability	45,805	66,400
Total liabilities	262,478	209,325
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 58,435,576 and 57,762,414 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	58	58
Additional paid in capital	543,961	504,453
Accumulated other comprehensive income	13,145	8,885
Accumulated deficit	(122,403)	(48,486)
Total stockholders' equity	434,761	464,910
Total liabilities and stockholders' equity	$697,239	$674,235
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INARI MEDICAL, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$153,390	$126,366	$442,404	$361,538
Cost of goods sold	19,846	14,477	58,732	42,062
Gross profit	133,544	111,889	383,672	319,476
Operating expenses
Research and development	29,431	21,492	81,216	64,641
Selling, general and administrative	108,271	85,603	325,479	256,889
Change in fair value of contingent consideration	6,578	—	18,609	—
Amortization of intangible asset	2,504	—	7,414	—
Acquisition-related expenses	328	2,681	4,143	2,681
Total operating expenses	147,112	109,776	436,861	324,211
(Loss) income from operations	(13,568)	2,113	(53,189)	(4,735)
Other income (expense)
Interest income	1,104	4,202	3,371	12,899
Interest expense	(78)	(43)	(233)	(127)
Other expense	(130)	(682)	(130)	(617)
Total other income	896	3,477	3,008	12,155
(Loss) income before income taxes	(12,672)	5,590	(50,181)	7,420
Provision for income taxes	5,695	2,428	23,736	4,391
Net (loss) income	$(18,367)	$3,162	$(73,917)	$3,029
Other comprehensive income (loss)
Foreign currency translation adjustments	13,918	(68)	4,200	(138)
Unrealized gain (loss) on available-for-sale debt securities	64	91	60	(1,869)
Total other comprehensive income (loss)	13,982	23	4,260	(2,007)
Comprehensive income (loss)	$(4,385)	$3,185	$(69,657)	$1,022
Net (loss) income per share
Basic	$(0.31)	$0.06	$(1.27)	$0.05
Diluted	$(0.31)	$0.05	$(1.27)	$0.05
Weighted average common shares used to compute net (loss) income per share
Basic	58,366,364	57,384,884	58,149,296	56,478,317
Diluted	58,366,364	58,588,452	58,149,296	58,495,921
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INARI MEDICAL, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2023	57,762,414	$58	$504,453	$8,885	$(48,486)	$464,910
Options exercised for common stock	81,952	—	145	—	—	145
Shares issued under Employee Stock Purchase Plan	82,816	—	3,983	—	—	3,983
Issuance of common stock upon vesting of equity awards, net of shares withheld for taxes	73,963	—	(3,113)	—	—	(3,113)
Share-based compensation expense	—	—	12,870	—	—	12,870
Other comprehensive loss	—	—	—	(7,363)	—	(7,363)
Net loss	—	—	—	—	(24,202)	(24,202)
Balance, March 31, 2024	58,001,145	58	518,338	1,522	(72,688)	447,230
Options exercised for common stock	47,750	—	98	—	—	98
Issuance of common stock upon vesting of equity awards, net of shares withheld for taxes	117,414	—	(2,851)	—	—	(2,851)
Share-based compensation expense	—	—	13,039	—	—	13,039
Other comprehensive loss	—	—	—	(2,359)	—	(2,359)
Net loss	—	—	—	—	(31,348)	(31,348)
Balance, June 30, 2024	58,166,309	58	528,624	(837)	(104,036)	423,809
Options exercised for common stock	41,104	—	117	—	—	117
Shares issued under Employee Stock Purchase Plan	133,430	—	5,281	—	—	5,281
Issuance of common stock upon vesting of equity awards, net of shares withheld for taxes	94,733	—	(3,012)	—	—	(3,012)
Share-based compensation expense	—	—	12,951	—	—	12,951
Other comprehensive income	—	—	—	13,982	—	13,982
Net loss	—	—	—	—	(18,367)	(18,367)
Balance, September 30, 2024	58,435,576	$58	$543,961	$13,145	$(122,403)	$434,761
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INARI MEDICAL, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	54,021,656	$54	$462,949	$849	$(46,850)	$417,002
Options exercised for common stock	209,966	—	226	—	—	226
Shares issued under Employee Stock Purchase Plan	86,051	—	4,172	—	—	4,172
Issuance of common stock upon vesting of equity awards, net of shares withheld for taxes	2,766,043	3	(1,932)	—	—	(1,929)
Share-based compensation expense	—	—	10,339	—	—	10,339
Other comprehensive loss	—	—	—	(856)	—	(856)
Net loss	—	—	—	—	(2,218)	(2,218)
Balance, March 31, 2023	57,083,716	57	475,754	(7)	(49,068)	426,736
Options exercised for common stock	81,712	—	214	—	—	214
Issuance of common stock upon vesting of equity awards, net of shares withheld for taxes	101,027	—	(2,569)	—	—	(2,569)
Share-based compensation expense	—	—	10,353	—	—	10,353
Other comprehensive loss	—	—	—	(1,174)	—	(1,174)
Net income	—	—	—	—	2,085	2,085
Balance, June 30, 2023	57,266,455	57	483,752	(1,181)	(46,983)	435,645
Options exercised for common stock	43,547	—	107	—	—	107
Shares issued under Employee Stock Purchase Plan	118,494	1	5,748	—	—	5,749
Issuance of common stock upon vesting of equity awards, net of shares withheld for taxes	77,966	—	(2,388)	—	—	(2,388)
Share-based compensation expense	—	—	9,844	—	—	9,844
Other comprehensive income	—	—	—	23	—	23
Net income	—	—	—	—	3,162	3,162
Balance, September 30, 2023	57,506,462	$58	$497,063	$(1,158)	$(43,821)	$452,142
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INARI MEDICAL, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(73,917)	$3,029
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,879	4,186
Amortization of deferred financing costs	65	30
Amortization of right-of-use assets	2,858	3,099
Share-based compensation expense	38,860	30,536
Impairment loss on strategic investment	—	565
Allowance for credit losses, net	622	526
Loss on disposal of fixed assets	436	26
Impairment of capitalized software development costs	3,789	—
Amortization of premium and discount on marketable securities	(1,707)	(11,407)
Change in fair value of contingent consideration liability	18,609	—
Changes in:
Accounts receivable	(15,107)	(11,566)
Inventories	(12,378)	(7,797)
Prepaid expenses, deposits and other assets	(3,278)	4,294
Accounts payable	4,927	2,436
Payroll-related accruals, accrued expenses and other liabilities	28,356	7,218
Operating lease liabilities	(1,797)	(1,031)
Lease prepayments for lessor's owned leasehold improvements	(280)	(458)
Net cash provided by operating activities	1,937	23,686
Cash flows from investing activities
Purchases of property and equipment	(7,899)	(3,801)
Purchases of marketable securities	(91,085)	(394,496)
Maturities of marketable securities	96,708	400,560
Purchases of other investments	—	(565)
Working capital adjustment related to acquisition	3,722	—
Capitalized software development costs	(2,298)	—
Net cash (used in) provided by investing activities	(852)	1,698
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	9,264	9,920
Proceeds from exercise of stock options	360	547
Payment of taxes related to vested equity awards	(8,976)	(6,886)
Net cash provided by financing activities	648	3,581
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	267	(5)
Net increase in cash, cash equivalents and restricted cash	2,000	28,960
Cash, cash equivalents and restricted cash beginning of period	39,208	60,222
Cash, cash equivalents and restricted cash end of period	$41,208	$89,182
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform to classifications used in the current period.
The interim condensed consolidated balance sheet as of September 30, 2024 and the condensed consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the three and nine months ended September 30, 2024 and 2023 are unaudited. The consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s condensed consolidated financial position as of September 30, 2024 and its consolidated results of operations and cash flows for the three and nine months ended September 30, 2024 and 2023. The financial data and the other financial information disclosed in the notes to the condensed consolidated financial statements related to the three and nine months ended September 30, 2024 and 2023 are also unaudited. The condensed consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
As of September 30, 2024 and December 31, 2023, the Company recorded $1.2 million of unbilled receivables, and $1.9 million and $1.3 million, respectively, of allowance for credit losses, which are included in accounts receivable, net, in the accompanying condensed consolidated balance sheets.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
VTE	$145,346	$121,460	$420,213	$349,604
Emerging Therapies	8,044	4,906	22,191	11,934
Total revenue	$153,390	$126,366	$442,404	$361,538

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Revenue from the Company's products by geographic area, based on the location where title transfers, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$141,854	$119,825	$411,321	$345,473
International	11,536	6,541	31,083	16,065
Total revenue	$153,390	$126,366	$442,404	$361,538
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
Equity Investments
The Company has strategic investments in certain privately held companies, with no readily determinable fair value. The Company elected the measurement alternative under which it measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. The Company will monitor the information that becomes available from time to time and adjust the carrying values of these investments if there are identified events or changes in circumstances that have a significant adverse effect on the fair values or if there are observable changes in fair value. Impairment loss, which is generally the difference between the carrying value and the fair value of the investment, is recorded in other income (expense) in the consolidated statements of operations and comprehensive income (loss). As of September 30, 2024 and December 31, 2023, the Company’s equity investments were $1.5 million and were included in deposits and other assets on the condensed consolidated balance sheets. Additionally, during the three and nine months ended September 30, 2023, the Company recorded an impairment loss of $0.6 million in other income (expense) within the condensed consolidated statements of operations and comprehensive income (loss). There was no impairment recorded during the three and nine months ended September 30, 2024.
Significant Accounting Policies
As of September 30, 2024, there were no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Recently Issued Not Yet Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting, Topic 280, which requires enhanced disclosures primarily around segment expenses for all public entities, including public entities with a single reportable segment. On an annual and interim basis, entities are required to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the new standard and does not expect there to be a material impact on its consolidated financial statements and related disclosures upon adoption.

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
Supplemental Cash Flow Information
Supplemental cash flow information includes the following (in thousands):

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$7,371	$3,562
Cash paid for interest	$168	$98

Noncash investing and financing:
Lease liabilities arising from obtaining new right-of-use assets	$2,447	$1,030

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$41,141	$89,182
Restricted cash	67	—
Total cash, cash equivalents and restricted cash as shown in the statement of cash flows	$41,208	$89,182
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
During the nine months ended September 30, 2024, the Company recorded an adjustment related to the finalization of the working capital, which reduced the consideration transferred and the acquisition date fair value of goodwill by $3.7 million.
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
The acquisition-date fair value of the contingent consideration was measured using a Monte Carlo simulation which represents Level 3 measurements because they are supported by little or no market activity and reflect the Company’s assumptions in measuring fair value. Estimates and assumptions used in the fair value assessment included forecasted revenues for LimFlow, revenue risk premium, revenue volatility, operational leverage ratio, counterparty credit spread, and weighted average cost of capital. The Company has determined that the range of the potential payments on such contingencies is $65.9 million to $165.0 million. The fair value of the contingent consideration was $65.9 million as of the acquisition date. See Note 4. Fair Value Measurements for additional information.
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

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Net Assets Acquired and Liabilities Assumed
The purchase price allocation for the LimFlow acquisition was finalized as of September 30, 2024, and there were no measurement period adjustments recorded. The final allocation of fair value of assets acquired and liabilities assumed were (in thousands):

As of November 15, 2023
Cash and cash equivalents	$1,582
Accounts receivable	919
Inventories	2,635
Property and equipment	266
Goodwill	204,078
Intangible asset	146,000
Other current and noncurrent assets	2,155
Accounts payable	(2,509)
Deferred tax liability	(36,500)
Other current and noncurrent liabilities	(4,181)
Total net assets acquired	$314,445
The fair value assigned to the intangible asset acquired was as follows (in thousands, except for estimated useful life which is in years):

	Fair value	Useful life
Developed technology	$146,000	15 years
The fair value assigned to identifiable intangible asset, the developed technology, acquired as part of the LimFlow acquisition, was estimated using the multi-period excess earnings method. Under this method, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The estimated fair value was developed by discounting future net cash flows to their present value at market-based rates of return. Such assumptions included forecasted revenues, cost of sales and operating expenses, technology obsolescence, and weighted average cost of capital. The useful life of the developed technology for amortization purposes was determined by considering the period of expected cash flows used to measure the fair values of the intangible asset adjusted as appropriate for entity-specific factors including competitive, economic and other factors that may limit the useful life. The developed technology asset will be amortized on a straight-line basis over its estimated useful life.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information summarizes the combined results of operations of the Company and LimFlow as if the companies had been combined as of the beginning of fiscal year 2023 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Revenue	$126,757	$362,848
Net loss	$(6,245)	$(28,452)

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
4. FAIR VALUE MEASUREMENTS

Investments in debt securities have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. As of September 30, 2024, all of the Company's investments in debt securities had maturities of less than 12 months and were classified as short-term investments on the condensed consolidated balance sheets.
The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Aggregate Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$7,288	$—	$—	$7,288
Total included in cash and cash equivalents	7,288	—	—	7,288
Investments:
U.S. treasury securities	70,397	—	—	70,397
Total included in short-term investments	70,397	—	—	70,397
Total financial assets	$77,685	$—	$—	$77,685
Financial Liability
Contingent consideration	$—	$—	$84,540	$84,540
Total financial liabilities	$—	$—	$84,540	$84,540

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2023
	Level 1	Level 2	Level 3	Aggregate Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$2,753	$—	$—	$2,753
Total included in cash and cash equivalents	2,753	—	—	2,753
Investments:
U.S. treasury securities	41,685	—	—	41,685
U.S. government agencies	—	26,238	—	26,238
Corporate debt securities and commercial paper	—	8,932	—	8,932
Total included in short-term investments	41,685	35,170	—	76,855
Total financial assets	$44,438	$35,170	$—	$79,608
Financial Liability
Contingent consideration	$—	$—	$65,931	$65,931
Total financial liabilities	$—	$—	$65,931	$65,931
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
The following table summarizes the changes in the estimated fair value of the Company’s contingent consideration liabilities (in thousands):

Contingent Consideration Fair Value
Balance as of December 31, 2023	$65,931
Change in estimated fair value	18,609
Balance as of September 30, 2024	$84,540
The fair value of the contingent consideration was $84.5 million as of September 30, 2024, of which $39.2 million was recorded within accrued expenses and other current liabilities and $45.3 million was recorded within other long-term liabilities, and $65.9 million as of December 31, 2023, which was recorded within other long-term liabilities. The change in estimated fair value of contingent consideration was recorded in operating expenses within the condensed consolidated statements of operations and comprehensive income (loss).

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
5. CASH EQUIVALENTS AND INVESTMENTS

The following is a summary of the Company’s cash equivalents and investments in debt securities as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$7,288	$—	$—	$7,288
Total included in cash and cash equivalents	7,288	—	—	7,288
Investments:
U.S. treasury securities	70,346	51	—	70,397
Total included in short-term investments	70,346	51	—	70,397
Total financial assets	$77,634	$51	$—	$77,685

	December 31, 2023
	Amortized Cost Basis	Unrealized Gain	Unrealized Loss	Fair Value
Financial Assets
Cash and cash equivalents:
Money market mutual funds	$2,753	$—	$—	$2,753
Total included in cash and cash equivalents	2,753	—	—	2,753
Investments:
U.S. treasury securities	41,672	13	—	41,685
U.S. government agencies	26,248	—	(10)	26,238
Corporate debt securities and commercial paper	8,935	—	(3)	8,932
Total included in short-term investments	76,855	13	(13)	76,855
Total financial assets	$79,608	$13	$(13)	$79,608
The Company regularly reviews any changes to the rating of its debt securities and reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of September 30, 2024, the risk of expected credit losses was not significant.
6. INVENTORIES, NET

Inventories, net of reserves, consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$21,983	$14,310
Work-in-process	6,179	5,330
Finished goods	27,048	23,260
Total inventories, net	$55,210	$42,900

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
7. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Manufacturing equipment	$18,527	$16,653
Computer hardware	6,671	5,641
Assets in progress	5,902	3,135
Furniture and fixtures	4,584	4,491
Leasehold improvements	4,531	4,682
Total property and equipment, gross	40,215	34,602
Accumulated depreciation	(16,117)	(13,673)
Total property and equipment, net	$24,098	$20,929
Depreciation expense of $1.1 million was included in operating expenses and $0.3 million was included in cost of goods sold for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense of $3.4 million was included in operating expenses for the nine months ended September 30, 2024 and 2023, and $1.0 million and $0.8 million was included in cost of goods sold for the nine months ended September 30, 2024 and 2023, respectively.
8. GOODWILL AND INTANGIBLE ASSETS

Goodwill
The changes in carrying amount of goodwill for the nine months ended September 30, 2024 were as follows (in thousands):

Balance as of December 31, 2023	$214,335
Working capital adjustment	(3,722)
Foreign currency translation adjustments	2,732
Balance as of September 30, 2024	$213,345
The working capital adjustment relates to the acquisition of LimFlow. See Note 3. Business Combination for additional information.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Intangible Assets
The intangible assets consist of the following (in thousands):

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technology	$152,716	$(8,908)	$143,808
Total intangible assets, net	$152,716	$(8,908)	$143,808

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Developed technology	$150,649	$(1,256)	$149,393
Capitalized software(a)	1,491	—	1,491
Total intangible assets, net	$152,140	$(1,256)	$150,884
_____________
(a) The useful life of the capitalized software was not determined as of December 31, 2023 as the asset was not put into service. No amortization expense has been recorded related to the capitalized software during the three and nine months ended September 30, 2023.
The gross carrying amount and the accumulated amortization of the developed technology asset is subject to foreign currency translation effects. During the three and nine months ended September 30, 2024, $2.5 million and $7.4 million, respectively, of amortization expense was recorded in operating expenses within the condensed consolidated statements of operations and comprehensive income (loss) related to the developed technology asset. There were no intangible assets and no amortization recorded for the three and nine months ended September 30, 2023.
During the three months ended September 30, 2024, the Company recorded a non-cash impairment of $3.8 million related to previously capitalized software development costs that reduced the carrying value of such asset to zero. The impairment charge was recorded in research and development expenses within the condensed consolidated statements of operations and comprehensive income (loss).
The estimated future annual amortization of the intangible assets in service is as follows (in thousands):

Year ending December 31:	Amount
Remainder of 2024	$2,545
2025	10,181
2026	10,181
2027	10,181
2028	10,181
Thereafter	100,539
Total	$143,808
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
The following table presents the weighted average remaining lease term and discount rate:

	September 30,
	2024	2023
Weighted average remaining term (in years)	16.1	18.2
Weighted average discount rate	6.1%	6.1%
Cash paid for amounts included in the measurement of operating leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$1,048	$866	$2,877	$2,564
Total lease costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$1,385	$1,137	$3,929	$3,456
Short-term lease cost	48	22	141	85
Variable lease cost	184	402	746	809
Total lease costs	$1,617	$1,561	$4,816	$4,350
Future minimum lease payments under operating leases liabilities as of September 30, 2024 are as follows (in thousands):

Year ending December 31:	Amount
Remainder of 2024	$858
2025	3,373
2026	3,512
2027	3,594
2028	3,396
Thereafter	35,771
Total lease payments	50,504
Less imputed interest	(17,780)
Total lease liabilities	32,724
Less: lease liabilities - current portion	(1,579)
Lease liabilities - noncurrent portion	$31,145

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
Civil Investigative Demand
As previously disclosed, in December 2023, the Company received a civil investigative demand (“CID”) from the U.S. Department of Justice, Civil Division, in connection with an investigation under the federal Anti-Kickback Statute and Civil False Claims Act (the “Investigation”). The CID requests information and documents primarily relating to meals and consulting service payments provided to health care professionals. The Company is cooperating with the Investigation. The Company is unable to express a view at this time regarding the likely duration, or ultimate outcome, of the Investigation or estimate the possibility of, or amount or range of, any possible financial impact. Depending on the outcome of the Investigation, there may be a material impact on the Company’s business, results of operations, or financial condition.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Patent and Trade Secret Litigation
As previously disclosed, on May 22, 2024, the Company filed a patent infringement lawsuit against Imperative Care, Inc. (“Imperative Care”) and Truvic Medical, Inc. (“Truvic”) in the United States District Court for the Northern District of California, alleging that Imperative Care's Symphony Thrombectomy System infringes eight patents related to mechanical thrombectomy devices used for treating pulmonary emboli and deep vein thrombosis. On July 9, 2024, the Company filed an amended complaint to allege infringement of an additional, ninth patent, and to drop Truvic as a named defendant because Imperative Care confirmed that Truvic has been merged into Imperative Care. In the complaint, the Company seeks injunctive relief and damages for the alleged infringement. On July 24, 2024, the Company filed a motion for a preliminary injunction seeking to enjoin Imperative Care's sale or use, among other activities, of the Symphony Thrombectomy System outside of clinical trials. The court has indicated that it is likely to hear the preliminary injunction motion in December 2024. It has not otherwise set a case schedule.
On September 11, 2024, the Company filed a lawsuit against Inquis Medical, Inc. (“Inquis”) in the United States District Court for the District of Delaware. The Company’s complaint alleges that Inquis misappropriated the Company’s trade secrets in relation to Inquis’ engagement of the services of an Inari employee, and that Inquis’ Aventus Thrombectomy System and Aventus Clot Management System infringe four Inari patents related to mechanical thrombectomy devices used for treating pulmonary emboli and deep vein thrombosis. Inquis’ response to the Company’s complaint is due November 4, 2024. The court has not otherwise set a case schedule.
Securities Class Action
As previously disclosed, on May 13, 2024, purported stockholder Michiana Area Electrical Workers’ Pension Fund filed a verified class action complaint on behalf of itself and similarly situated Inari stockholders in the United States District Court for the Southern District of New York, captioned Michiana Area Elec. Workers’ Pension Fund v. Inari Medical, Inc., No. 1:24-cv-03686-JHR (the “MAEW Action”). On June 18, 2024, purported stockholder Paul Hartmann filed a verified class action complaint on behalf of himself and similarly situated Inari stockholders in the United States District Court for the Southern District of New York, captioned Hartmann v. Inari Medical, Inc., No. 1:24-cv-04662-JHR (the “Hartmann Action” and together with the MAEW Action, the “Related Actions”). Each of the Related Actions alleges the Company and certain of its officer and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act by making false or misleading statements regarding the Company’s revenue and expenses.
As previously disclosed, on July 12, 2024, a group of pension funds consisting of Oklahoma Law Enforcement Retirement Systems, Local 353, I.B.E.W. Pension Fund, and City of Pontiac Reestablished General Employees’ Retirement System, Mr. Hartmann, and purported stockholder Arvin Nazerzadeh-Yazdi, each filed motions seeking to consolidate the Related Actions, be appointed lead plaintiff, and have their counsel appointed lead counsel. The matter is at a preliminary stage and the Company is not able to quantify the extent of any potential liability.
The Company believes that these complaints are without merit and intends to defend against them vigorously.
10. CONCENTRATIONS

The Company’s revenue is derived primarily from the sale of catheter-based therapeutic devices in the United States. For the three and nine months ended September 30, 2024 and 2023, there were no customers which accounted for more than 10% of the Company’s revenue. As of September 30, 2024 and December 31, 2023, there were no customers that accounted for more than 10% of the Company’s accounts receivable.
No vendor accounted for more than 10% of the Company’s purchases for the three and nine months ended September 30, 2024 and 2023. There were no vendors that accounted for more than 10% of the Company’s accounts payable as of September 30, 2024 and December 31, 2023.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
11. RELATED PARTY

The Company utilizes MRI The Hoffman Group (“MRI”), a recruiting services company owned by the brother of the former Chief Executive Officer and President and current member of the board of directors of the Company. The Company paid for recruiting services provided by MRI amounting to nil and $67,000 for the three months ended September 30, 2024 and 2023, respectively, and $31,000 and $147,000 for the nine months ended September 30, 2024 and 2023, respectively, which was recorded in SG&A expenses within the condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2024 and December 31, 2023, there was no balance payable to MRI.
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
On November 1, 2023, the Company further amended its credit facility (the “Amended Credit Agreement”) to, among other things, increase the amount available for borrowing up to a maximum principal amount of $75.0 million. Additionally, advances under the Amended Credit Agreement will bear interest at the Base Rate or the BSBY rate, plus the Margin. The Margin ranges from 0.60% to 1.10% in the case of the Base Rate loans and 1.60% to 2.10% in the case of the BSBY rate loans depending on average daily availability, in each case with a floor of 0%. As a condition of entering into the Amended Credit Agreement, the Company was obligated to pay a nonrefundable fee of $88,000. Lastly, the Company amended the LC Facility to increase the limit up to $18.8 million. This amendment was accounted for as a debt modification in accordance ASC 470, Debt.
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
As of September 30, 2024, the amount available to borrow under the Amended Credit Agreement is approximately $67.9 million, and the Company had four letters of credit in the aggregated amount of $2.4 million outstanding under the LC Facility. The aggregate stated amount outstanding of the letter of credits reduces the total borrowing base available under the Amended Credit Agreement and is subject to certain fees.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
As of September 30, 2024, there was no principal amount outstanding, and no cash was pledged under the Amended Credit Agreement, and the Company was in compliance with its covenant requirements. Obligations under the Amended Credit Agreement are secured by substantially all of the Company’s assets, excluding intellectual property. The Amended Credit Agreement matures on December 16, 2027.
Deferred Financing Costs
Costs incurred directly related to debt are presented in other assets and are being amortized over the five-year life of the Credit Agreement on the straight-line basis. The unamortized deferred financings costs as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	September 30, 2024	December 31, 2023
Deferred financing costs	$729	$1,454
Accumulated amortization	(447)	(382)
Unamortized deferred financing costs	$282	$1,072
13. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)
The following is a summary of the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2024 and 2023 (in thousands):

	Unrealized Gain (Loss) on Investments	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2023	$(9)	$8,894	$8,885
Other comprehensive loss	(4)	(7,359)	(7,363)
Balance, March 31, 2024	(13)	1,535	1,522
Other comprehensive loss	—	(2,359)	(2,359)
Balance, June 30, 2024	(13)	(824)	(837)
Other comprehensive income	64	13,918	13,982
Balance, September 30, 2024	$51	$13,094	$13,145

	Unrealized Gain (Loss) on Investments	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$1,820	$(971)	$849
Other comprehensive loss	(865)	9	(856)
Balance, March 31, 2023	955	(962)	(7)
Other comprehensive loss	(1,095)	(79)	(1,174)
Balance, June 30, 2023	(140)	(1,041)	(1,181)
Other comprehensive income (loss)	91	(68)	23
Balance, September 30, 2023	$(49)	$(1,109)	$(1,158)

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
14. EQUITY INCENTIVE PLANS

In 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”) to permit the grant of share-based awards, such as stock grants and incentives and non-qualified stock options to employees and directors. The Board has the authority to determine to whom awards will be granted, the number of shares, the term and the exercise price.
In March 2020, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”), which became effective in connection with the Company’s initial public offering in May 2020. As a result, the Company may not grant any additional awards under the 2011 Plan. The 2011 Plan will continue to govern outstanding equity awards granted thereunder. In addition, the number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2021, in an amount equal to 3% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As of September 30, 2024, there were 7,183,239 shares available for issuance under the 2020 Plan, including 1,732,872 additional shares reserved effective January 1, 2024.
2011 Equity Incentive Plan
Stock Options
A summary of stock option activity under the 2011 Plan for the nine months ended September 30, 2024 is as follows (intrinsic values in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Outstanding, December 31, 2023	937,696	$2.24	5.2	$58,778
Exercised	(170,540)	2.02		$8,211
Cancelled	(29)	9.05
Outstanding, September 30, 2024	767,127	2.28	4.5	$29,884
Vested and exercisable at September 30, 2024	767,127	2.28	4.5	$29,884
Vested and expected to vest at September 30, 2024	767,127	$2.28	4.5	$29,884
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

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
RSU activity under the 2020 Plan is set forth below:

	Number of Awards	Weighted Average Fair Value
Outstanding, December 31, 2023	1,307,998	$67.91
Granted	1,006,244	46.95
Vested	(456,160)	67.69
Cancelled	(104,090)	61.87
Outstanding, September 30, 2024	1,753,992	$56.30
The total fair value of RSUs vested under the 2020 Plan was $7.7 million and $6.9 million for the three months ended September 30, 2024 and 2023, respectively, and $23.9 million and $21.0 million for the nine months ended September 30, 2024 and 2023, respectively.
Performance Stock Units
During the nine months ended September 30, 2024, the Company granted performance stock units (“PSUs”) to certain employees that are eligible to vest three years from the award date, based on achieving certain revenue based performance targets. The number of shares that may be earned can range from 0% to 200% of the target amount. The fair value of PSUs is determined by the closing stock price of the Company’s common stock on the awards’ grant date. The share-based compensation expense associated with PSUs is recognized on a straight-line basis based on the estimated number of awards that are expected to vest. At each reporting period, the Company monitors the probability of achieving the performance targets and adjusts the share-based compensation expense associated with PSUs accordingly.
PSU activity under the 2020 Plan is set forth below:

	Number of Awards	Weighted Average Fair Value
Outstanding, December 31, 2023	—	$—
Granted	90,488	55.48
Outstanding, September 30, 2024	90,488	$55.48
Stock Options
The Company grants non-qualified stock options to certain employees with vesting over a four-year period on a quarterly basis. The fair value of the stock options was calculated using the Black-Scholes option pricing model. The fair value for options granted was calculated using the following weighted average assumptions:

	Nine Months Ended September 30,
	2024	2023
Expected term (in years)	4.5	4.6
Expected volatility	48.7% to 48.9%	50.4%
Dividend yield	0.0%	0.0%
Risk free interest rate	4.2% to 4.3%	4.1%
Weighted-average fair value of options granted	$24.89 per share	$25.98 per share

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
A summary of stock option activities under the 2020 Plan for the nine months ended September 30, 2024 is as follows (intrinsic values in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Outstanding, December 31, 2023	166,203	$56.00	6.1	$1,483
Granted	210,188	54.83
Exercised	(270)	56.00		$—
Cancelled	(7,157)	56.00
Outstanding, September 30, 2024	368,964	55.33	5.9	$—
Vested and exercisable at September 30, 2024	86,548	55.65	5.6	$—
Vested and expected to vest at September 30, 2024	343,736	$55.35	5.9	$—
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
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2024	2023
Expected term (in years)	0.5	0.5
Expected volatility	57.0% - 60.8%	42.1% - 49.9%
Dividend yield	0.0%	0.0%
Risk free interest rate	5.1% - 5.2%	4.8% - 5.5%
As of September 30, 2024, a total of (i) 639,355 shares of common stock, including 133,430 shares purchased in July 2024 and 82,816 shares purchased in January 2024, have been purchased under the ESPP, and (ii) 2,465,007 shares of common stock are reserved under the ESPP for future purchases, including 577,624 additional shares, which were automatically added to the reserve on January 1, 2024 pursuant to the terms of the ESPP.

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Share-based Compensation Expense
Total compensation cost for all share-based payment arrangements recognized, including $1.2 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively, and $3.5 million and $2.9 million for the nine months ended September 30, 2024 and 2023, respectively, of share-based compensation expense related to the ESPP, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of goods sold	$537	$393	$1,570	$1,232
Research and development	1,779	1,587	5,347	4,981
Selling, general and administrative	10,635	7,864	31,943	24,323
Total share-based compensation expense	$12,951	$9,844	$38,860	$30,536
Total compensation costs as of September 30, 2024 related to all non-vested awards to be recognized in future periods was $87.4 million and is expected to be recognized over the remaining weighted average period of 2.6 years.
15. INCOME TAXES

The following table reflects the Company’s provision for income taxes for the periods indicated (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Loss) income before income taxes	$(12,672)	$5,590	$(50,181)	$7,420
Provision for income taxes	5,695	2,428	23,736	4,391
Net (loss) income	$(18,367)	$3,162	$(73,917)	$3,029
Provision for income taxes as a percentage of (loss) income before income taxes	(44.9%)	43.4%	(47.3%)	59.2%
The effective tax rate for all periods is driven by pre-tax income/(loss), business credits, equity compensation, state taxes, and the change in valuation allowance. The Company's income tax provision for interim reporting periods historically has been calculated by applying an estimate of the annual effective income tax rate for the full year to “ordinary” income (loss) for the interim reporting period. In addition, the tax effects of certain significant or unusual items are recognized discretely in the quarter in which they occur. For the nine months ended September 30, 2024 and September 30, 2023, the Company calculated the income tax provision using this methodology.
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

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Valuation Allowance
ASC 740, Income Taxes requires that the tax benefit of net operating losses, or (“NOLs”), temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not”. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryback or carryforward periods. As of December 31, 2023, the Company was in a net deferred tax liability position due to the LimFlow acquisition. However, a valuation allowance was maintained against certain deferred tax assets. As of September 30, 2024, the Company believes that the net deferred tax assets are currently not considered more likely than not to be realized and, accordingly, maintains a valuation allowance against certain deferred tax assets. The Company will continue to assess its position on the realizability of its deferred tax assets, until such time as sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Given the Company’s current earnings and anticipated future earnings, the Company believes that there is a reasonable possibility that sufficient positive evidence may become available in the near term to allow the Company to reach a conclusion that a significant portion of the valuation allowance is no longer needed. Any release of the valuation allowance will result in a material benefit recognized in the quarter of release.
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
16. RETIREMENT PLAN

In December 2017, the Company adopted the Inari Medical, Inc. 401(k) Plan which allows eligible employees after one month of service to contribute pre-tax and Roth contributions to the plan, as allowed by law. The plan assets are held by Vanguard and the plan administrator is Ascensus Trust Company. Beginning in January 2021, the Company contributed a $1.00 match for every $1.00 contributed by a participating employee up to the greater of $3,000 or 4% of eligible compensation under the plan, with such Company's contributions becoming fully vested immediately. On January 1, 2024, the plan was amended to provide that the Company contributes a $1.00 match for every $1.00 contributed by a participating employee for up to 5% of eligible compensation. The plan also includes a limit of $15,000 per individual of employer match, with such Company’s contributions becoming fully vested immediately. Matching contribution expense was $3.1 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively, and $10.6 million and $6.9 million for the nine months ended September 30, 2024 and 2023, respectively.
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

INARI MEDICAL, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The components of net (loss) income per share are as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income	$(18,367)	$3,162	$(73,917)	$3,029
Denominator:
Weighted average number of common shares outstanding - basic	58,366,364	57,384,884	58,149,296	56,478,317
Common stock equivalents from outstanding equity grants	—	1,102,642	—	1,173,190
Common stock equivalents from unvested RSUs and PSUs	—	94,531	—	832,873
Common stock equivalents from ESPP	—	6,395	—	11,541
Weighted average number of common shares outstanding - diluted	58,366,364	58,588,452	58,149,296	58,495,921
Net (loss) income per share:
Basic	$(0.31)	$0.06	$(1.27)	$0.05
Diluted	$(0.31)	$0.05	$(1.27)	$0.05
The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	1,136,091	171,526	1,136,091	1,290,179
Equity awards	1,844,480	555,468	1,844,480	1,332,500
Total potentially dilutive common stock equivalents excluded from calculation due to anti-dilutive effect	2,980,571	726,994	2,980,571	2,622,679

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
We launched VenaCore in June 2024, which is a multi-purpose device for the treatment of acute and chronic deep vein thrombosis (“DVT”). Together, our devices and systems provide solutions to address the following disease states: DVT, pulmonary embolism, chronic venous disease, CLTI, acute limb ischemia and dialysis access management.
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
As of September 30, 2024, we had cash, cash equivalents, restricted cash and short-term investments of $111.6 million, no long-term debt outstanding and an accumulated deficit of $122.4 million.
For the three months ended September 30, 2024, we generated $153.4 million in revenues with a gross margin of 87.1% and net loss of $18.4 million, as compared to revenues of $126.4 million with a gross margin of 88.5% and net income of $3.2 million for the three months ended September 30, 2023.
For the nine months ended September 30, 2024, we generated 442.4 million in revenues with a gross margin of 86.7% and net loss of $73.9 million, as compared to revenues of $361.5 million with a gross margin of 88.4% and net income of $3.0 million for the nine months ended September 30, 2023.

Revenue
We derived substantially all our revenue from the sale of our VTE and Emerging Therapy products directly to hospitals. Our customers typically purchase our products through an initial stocking order, and then reorder replenishment inventory as procedures are performed. No single customer accounted for 10% or more of our revenue during the three and nine months ended September 30, 2024 and 2023. We expect our revenue to increase in absolute dollars as we expand our offerings, grow the sales organization and sales territories, continue to grow internationally, add customers, expand the base of physicians who gain experience with using our products, expand awareness of our products with new and existing customers and as physicians perform more procedures using our products.
We disaggregate revenue between VTE and Emerging Therapies markets. VTE comprises revenue from the sale of our solutions addressing DVT and pulmonary embolism. Emerging Therapies comprises revenue from the sale of our solutions addressing chronic venous disease, CLTI, acute limb ischemia and dialysis access management. Revenue from VTE and Emerging Therapies were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
VTE	$145,346	$121,460	$420,213	$349,604
Emerging Therapies	8,044	4,906	22,191	11,934
Total revenue	$153,390	$126,366	$442,404	$361,538

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2024 and 2023
The following table sets forth our results of operations in dollars and as percentage of revenue for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Change $
	2024	%	2023	%
Revenue	$153,390	100.0%	$126,366	100.0%	$27,024
Cost of goods sold	19,846	12.9%	14,477	11.5%	5,369
Gross profit	133,544	87.1%	111,889	88.5%	21,655
Operating expenses
Research and development	29,431	19.2%	21,492	17.0%	7,939
Selling, general and administrative	108,271	70.6%	85,603	67.7%	22,668
Change in fair value of contingent consideration	6,578	4.3%	—	—%	6,578
Amortization of intangible asset	2,504	1.6%	—	—%	2,504
Acquisition-related expenses	328	0.2%	2,681	2.1%	(2,353)
Total operating expenses	147,112	95.9%	109,776	86.9%	37,336
(Loss) income from operations	(13,568)	(8.8)%	2,113	1.6%	(15,681)
Other income (expense)
Interest income	1,104	0.7%	4,202	3.3%	(3,098)
Interest expense	(78)	(0.1)%	(43)	—%	(35)
Other expense	(130)	(0.1)%	(682)	(0.5)%	552
Total other income	896	0.5%	3,477	2.8%	(2,581)
(Loss) income before income taxes	(12,672)	(8.3)%	5,590	4.4%	(18,262)
Provision for income taxes	5,695	3.7%	2,428	1.9%	3,267
Net (loss) income	$(18,367)	(12.0)%	$3,162	2.5%	$(21,529)
Revenue. Revenue increased $27.0 million, or 21.4%, to $153.4 million during the three months ended September 30, 2024, compared to $126.4 million during the three months ended September 30, 2023. The increase in revenue was primarily due to an expansion of our sales territories, opening of new accounts, increase in adoption of our procedures, global commercial expansion, and introduction of new products.
Cost of Goods Sold. Cost of goods sold increased $5.4 million, or 37.1%, to $19.8 million during the three months ended September 30, 2024, compared to $14.5 million during the three months ended September 30, 2023. This increase was primarily due to the increase in the number of products sold and additional manufacturing overhead costs to support anticipated future growth.
Gross Margin. Gross margin for the three months ended September 30, 2024 decreased to 87.1%, compared to 88.5% for the three months ended September 30, 2023, primarily due to product mix, the ramp up costs associated with new products, and increasing internationalization of the business.
Research and Development Expenses (“R&D”). R&D expenses increased $7.9 million, or 36.9%, to $29.4 million during the three months ended September 30, 2024, compared to $21.5 million during the three months ended September 30, 2023. The increase in R&D expenses was primarily due to a $3.8 million of impairment of previously capitalized software development costs, as well as increases of $2.8 million in personnel-related expenses, $0.3 million of clinical and regulatory expenses, and $0.3 million of professional fees.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $22.7 million, or 26.5%, to $108.3 million during the three months ended September 30, 2024, compared to $85.6 million during the three months ended September 30, 2023. The increase in SG&A expenses was primarily due to increases of $14.3 million in personnel-related expenses, including increased commissions due to higher revenue and increased share-based compensation, $5.6 million of expenses related to professional fees, including legal expenses, $2.1 million of travel related costs, and $0.6 million in sales and marketing related expenses.
Other Operating Expenses. Other operating expenses increased by $6.6 million due to the change in fair value adjustment of our contingent consideration liability, and $2.5 million due to amortization expense related to the acquired intangible asset, offset by decrease of 2.4 million of acquisition-related expenses, which include integration, severance and retention costs, during the three months ended September 30, 2024.
Other income (expense). Other income consists primarily of interest income, interest expense, foreign currency transaction and strategic investment gains and losses. Interest income decreased by $3.1 million to $1.1 million during the three months ended September 30, 2024, compared to $4.2 million during the three months ended September 30, 2023. The decrease in interest income was primarily due to lower cash balances invested in short-term investments in debt securities during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Other expense decreased by $0.6 million primarily due to an impairment loss related to our strategic investment recognized during the three months ended September 30, 2023.
Income Taxes. Income taxes increased $3.3 million to $5.7 million during the three months ended September 30, 2024, compared to $2.4 million during the three months ended September 30, 2023. The increase in income taxes primarily relates to an increase in expected U.S. federal and state cash taxes due to prior utilization of tax credit carryforwards and a higher annual effective tax rate applied to pretax earnings during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Comparison of the nine months ended September 30, 2024 and 2023
The following table sets forth the components of our unaudited condensed consolidated statements of operations in dollars and as percentage of revenue for the periods presented (dollars in thousands):

	Nine Months Ended September 30,				Change $
	2024	%	2023	%
Revenue	$442,404	100.0%	$361,538	100.0%	$80,866
Cost of goods sold	58,732	13.3%	42,062	11.6%	16,670
Gross profit	383,672	86.7%	319,476	88.4%	64,196
Operating expenses
Research and development	81,216	18.4%	64,641	17.9%	16,575
Selling, general and administrative	325,479	73.6%	256,889	71.1%	68,590
Change in fair value of contingent consideration	18,609	4.2%	—	—%	18,609
Amortization of intangible asset	7,414	1.7%	—	—%	7,414
Acquisition-related expenses	4,143	0.9%	2,681	0.7%	1,462
Total operating expenses	436,861	98.8%	324,211	89.7%	112,650
(Loss) income from operations	(53,189)	(12.1%)	(4,735)	(1.3%)	(48,454)
Other income (expense)
Interest income	3,371	0.8%	12,899	3.6%	(9,528)
Interest expense	(233)	(0.1%)	(127)	—%	(106)
Other expense	(130)	—%	(617)	(0.2%)	487
Total other income	3,008	0.7%	12,155	3.4%	(9,147)
(Loss) income before income taxes	(50,181)	(11.4%)	7,420	2.1%	(57,601)
Provision for income taxes	23,736	5.4%	4,391	1.2%	19,345
Net (loss) income	$(73,917)	(16.8%)	$3,029	0.9%	$(76,946)
Revenue. Revenue increased $80.9 million, or 22.4%, to $442.4 million during the nine months ended September 30, 2024, compared to $361.5 million during the nine months ended September 30, 2023. The increase in revenue was primarily due to an expansion of our sales territories, opening of new accounts, increase in adoption of our procedures, global commercial expansion, and introduction of new products.
Cost of Goods Sold. Cost of goods sold increased $16.7 million, or 39.6%, to $58.7 million during the nine months ended September 30, 2024, compared to $42.1 million during the nine months ended September 30, 2023. This increase was primarily due to the increase in the number of products sold and additional manufacturing overhead costs to support anticipated future growth.
Gross Margin. Gross margin for the nine months ended September 30, 2024 decreased to 86.7%, compared to 88.4% for the nine months ended September 30, 2023, primarily due to product mix, the ramp up costs associated with new products, and increasing internationalization of the business.
Research and Development Expenses. R&D expenses increased $16.6 million, or 25.6%, to $81.2 million during the nine months ended September 30, 2024, compared to $64.6 million during the nine months ended September 30, 2023. The increase in R&D expenses was primarily due to increases of $5.9 million of personnel related expenses, $3.8 million of impairment of previously capitalized software development costs, $2.9 million of material and supplies related expenses, $1.7 million of clinical and regulatory expenses, $0.8 million of expenses related to professional fees, including legal expense, $0.7 million of software costs and depreciation expenses, and $0.6 million of travel related costs.

Selling, General and Administrative Expenses. SG&A expenses increased $68.6 million, or 26.7%, to $325.5 million during the nine months ended September 30, 2024, compared to $256.9 million during the nine months ended September 30, 2023. The increase in SG&A expenses was primarily due to increases of $47.7 million in personnel-related expenses, including increased commissions due to higher revenue and increased share-based compensation, $14.6 million of expenses related to professional fees, including legal expenses, $4.3 million in travel related expenses, $1.5 million in sales and marketing related expenses, $1.2 million of software costs and depreciation expenses, partially offset by a decrease of $0.9 million of materials and supplies related expense and $0.8 million of insurance related expenses.
Other Operating Expenses. Other operating expenses increased by $18.6 million due to the change in fair value adjustment of our contingent consideration liability, $7.4 million due to amortization expense related to the acquired intangible asset, and $1.5 million due to the acquisition-related expenses, which include integration, severance and retention costs, during the nine months ended September 30, 2024.
Other income (expense). Other income consists primarily of interest income, interest expense, and foreign currency transaction and strategic investment gains and losses. Interest income decreased by $9.5 million to $3.4 million during the nine months ended September 30, 2024, compared to $12.9 million during the nine months ended September 30, 2023. The decrease in interest income was primarily due to lower cash balances invested in short-term investments in debt securities during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Other expense decreased by $0.5 million primarily due to an impairment loss related to our strategic investment recognized during the nine months ended September 30, 2023.
Income Taxes. Income taxes increased $19.3 million to $23.7 million for the nine months ended September 30, 2024, compared to $4.4 million during the nine months ended September 30, 2023. The increase in income taxes primarily relates to an increase in expected U.S. federal and state cash taxes due to prior utilization of tax credit carryforwards and a higher annual effective tax rate applied to pretax earnings during the nine months ended September 30, 2024 compared to September 30, 2023.
LIQUIDITY AND CAPITAL RESOURCES
To date, our primary sources of capital have been the revenue from the sale of our products and existing cash and cash equivalent balances. As of September 30, 2024, we had cash and cash equivalents of $41.1 million and short-term investments in debt securities of $70.4 million. We maintain cash and cash equivalents with financial institutions in excess of insured limits.
As of September 30, 2024, the fair value of contingent consideration related to our acquisition of LimFlow was $84.5 million, of which $39.2 million was recorded within accrued expenses and other current liabilities and $45.3 million was recorded within other long-term liabilities in the condensed consolidated balance sheets. The contingent payments related to certain commercial and reimbursement milestones can be up to $165.0 million which includes (i) up to $140.0 million based on net revenue generated from the sale of the LimFlow system for the years 2024 through 2026 and (ii) up to $25.0 million based on the achievement of certain reimbursement milestones related to the LimFlow System. Revenue-based milestone payments are expected to be due in the first quarter in each of the years 2025, 2026 and 2027. The timing of reimbursement-based milestone payments is dependent on the achievement of such milestones and other conditions set forth in the share purchase agreement with LimFlow and such payments are expected to be paid in the second quarter of 2025. As of September 30, 2024, we have not made any payments related to the contingent consideration. For additional information about the acquisition, see Note 3. Business Combination, which is included in “Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)”.

In December 2022, we amended our revolving Credit Agreement with Bank of America (as amended, the “Previously Amended Credit Agreement”) which provides for loans up to a maximum of $40.0 million and increases the optional accordion to $120.0 million. The Previously Amended Credit Agreement also included a Letter of Credit subline facility (the “LC Facility”) of up to $5.0 million. In February 2023, we amended the LC Facility to increase the limit to up to $10.0 million. In November 2023, we further amended the Amended Credit Agreement, as defined in Note 12. Credit Facility, to, among other things, increase the amount available for borrowing to up to a maximum principal amount of $75.0 million. We also amended the LC Facility to increase the limit to up to $18.8 million. As of September 30, 2024, we had no principal outstanding under the Amended Credit Agreement and the amount available to borrow was approximately $67.9 million. As of September 30, 2024, we had four letters of credit in the aggregated amount of $2.4 million outstanding under the LC Facility. The aggregate stated amount outstanding of the letter of credits reduces the total borrowing base available under the Amended Credit Agreement and is subject to certain fees. For additional information about the Amended Credit Agreement, see Note 12. Credit Facility, which is included in “Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)”.
In October 2023, we signed a ten-year lease in Costa Rica for our second manufacturing facility with total undiscounted contractual payments of the lease of approximately $7.2 million, which are expected to commence in the fourth quarter of 2024.
Our other short-term and long-term material cash requirements, from known contractual obligations as of September 30, 2024, include contingent consideration liability, operating lease liabilities and uncertain tax positions, as discussed in Note 3. Business Combination, Note 4. Fair Value Measurements, Note 9. Commitments and Contingencies and Note 15. Income Taxes to our condensed consolidated financial statements section of this report, which are included in “Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)” of this report.
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
•the continued advancement of research and development including ongoing clinical studies and related activities, including clearance or approval of our products or product modifications; and
•potential expansion needs of our facilities, including the lease in Costa Rica for our second manufacturing facility.
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

CASH FLOWS
The following table summarizes our cash flows for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$1,937	$23,686
Investing activities	(852)	1,698
Financing activities	648	3,581
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	267	(5)
Net increase in cash, cash equivalents, and restricted cash	$2,000	$28,960
Net cash provided by operating activities
Net cash provided by operating activities for the nine months ended September 30, 2024 was $1.9 million, consisting primarily of a net loss of $73.9 million, offset by non-cash charges of $75.4 million and a net change in our net operating assets and liabilities of $0.4 million. The non-cash charges primarily consisted of share-based compensation expense of $38.9 million, change in fair value of contingent consideration liability of $18.6 million, depreciation and amortization of $11.9 million, impairment of capitalized software development costs of $3.8 million, and amortization of the right-of-use assets of $2.9 million, partially offset by amortization of premium and discount on marketable securities of $1.7 million. The change in our net operating assets and liabilities was primarily due to increases in payroll-related accruals, accrued expenses and other liabilities of $28.4 million, accounts receivable of $15.1 million, inventories of $12.4 million, and accounts payable of $4.9 million, partially offset by a decrease in prepaid expenses, deposits and other assets of $3.3 million and operating lease liabilities of $1.8 million.
Net cash provided by operating activities for the nine months ended September 30, 2023 was $23.7 million, consisting primarily of net income of $3.0 million and non-cash charges of $27.6 million, offset by a net change in our net operating assets and liabilities of $6.9 million. The non-cash charges primarily consisted of share-based compensation expense of $30.5 million, depreciation of $4.2 million, and amortization of the right-of-use assets of $3.1 million, partially offset by amortization of premium and discount on marketable securities of $11.4 million. The change in our net operating assets and liabilities was primarily due to increases in accounts receivable of $11.6 million, inventories of $7.8 million, payroll-related accruals, accrued expenses and other liabilities of $7.2 million, and accounts payable of $2.4 million, in addition to a decrease in prepaid expenses, deposits and other assets of $4.3 million and operating lease liabilities of $1.0 million.
Net cash (used in) provided by investing activities
Net cash used in investing activities for the nine months ended September 30, 2024 was $0.9 million, consisting of $91.1 million purchases of short-term investments, $7.9 million of purchases of property and equipment, and $2.3 million of capitalized software development costs, offset by maturities of short-term investments of $96.7 million and finalization of working capital adjustment related to the LimFlow acquisition of $3.7 million.
Net cash provided by investing activities for the nine months ended September 30, 2023 was $1.7 million, consisting of $400.6 million maturities of short-term investments, offset by $394.5 million purchases of short-term investments, $3.8 million of purchases of property and equipment, and $0.6 million of other investments.
Net cash provided by financing activities
Net cash provided by financing activities in the nine months ended September 30, 2024 was $0.6 million, consisting of $9.3 million of proceeds from the issuance of common stock under our employee stock purchase plan, offset by $9.0 million of tax payments related to vested equity awards.

Net cash provided by financing activities in the nine months ended September 30, 2023 was $3.6 million, consisting of $9.9 million of proceeds from the issuance of common stock under our employee stock purchase plan and $0.5 million of proceeds from exercise of stock options, offset by $6.9 million of tax payments related to vested equity awards.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2024, as compared to the critical accounting policies disclosed under “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.
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
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2024. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2024, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any control and procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in internal control over financial reporting
During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
On October 25, 2024, the Company’s Board of Directors appointed Karen Silva to serve as the Company’s principal accounting officer, with the title of Vice President, Finance and Accounting, effective November 11, 2024 (the “Effective Date”). Ms. Silva will report to Kevin Strange, the Company’s Chief Financial Officer, who will continue to serve as principal accounting officer until the Effective Date.
Prior to joining the Company, Ms. Silva, age 53, held several positions of increasing responsibility with Align Technology, Inc., a public medical device company, including Vice President, Finance and Corporate Controller from February 2012 to September 2024 and Senior Director, Corporate Controller from January 2008 to January 2012. Prior to that, Ms. Silva held various financial reporting roles at Align Technology, Inc., Harmonic Inc., Divicom, KLA Corporation and a public accounting firm. Ms. Silva holds a BS in Accounting from Santa Clara University and is a Certified Public Accountant in the state of California.
In connection with her appointment, Ms. Silva will be entitled to (i) an annual base salary of $360,000, (ii) participation in the Company’s annual cash target incentive plan with a target of 40% of her base salary, (iii) a one-time signing bonus of $100,000, and (iv) a one-time relocation bonus of $70,000, with each of (iii) and (iv) subject to pro-rated repayment if her employment with the Company ends for any reason within the first two years. In addition, Ms. Silva will be entitled to receive a one-time restricted stock unit award valued at $450,000, scheduled to vest 25% on the first anniversary of the grant date and on a quarterly basis over the following three years, subject to continued employment with the Company. The Company will also enter into its standard form of indemnification agreement for executive officers with Ms. Silva, the form of which was previously filed as Exhibit 10.1 to Amendment No. 1 of the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 5, 2020.
Ms. Silva has no family relationships with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer of the Company, and there are no transactions between Ms. Silva and the Company that would be required to be reported under Item 404(a) of Regulation S-K.
Insider Trading Arrangements
None.

Amended and Restated Bylaws
On October 25, 2024, following a review of corporate law developments and market practice, the Board approved and adopted an amendment and restatement of the Company’s bylaws (as so amended and restated, the “Amended and Restated Bylaws”), effective as of October 25, 2024. Among other changes, the amendments effected by the Amended and Restated Bylaws include:
•requiring any stockholder providing advance notice of director nominations to comply with Rule 14a-19 of the Exchange Act, including applicable notice and solicitation requirements;
•updating the disclosure requirements and procedural mechanics in connection with director nominations and business proposals by stockholders (other than proposals to be included in the Company’s proxy statement pursuant to Rule 14a-8 of the Exchange Act) to require additional background information and disclosures, including information that is required to be disclosed in a Schedule 13D or amendment thereto; and
•requiring any stockholder directly or indirectly soliciting proxies from other stockholders to use a proxy card color other than white, with the white proxy card being reserved for exclusive use by the Board.
The amendments also eliminate the requirement that the Company make a stockholder list available during a meeting of stockholders, consistent with amendments to the General Corporation Law of the State of Delaware, and make various other conforming, technical, modernizing and clarifying changes.
The foregoing description of the amendments effected by the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, which is attached hereto as Exhibit 3.2 and incorporated herein by reference.

Item 6. EXHIBITS

Exhibit Number	Description		Incorporated by reference
		Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39293	3.1	5/28/2020
3.2	Amended and Restated Bylaws
10.1#	Employment Agreement, effective October 1, 2024, by and between Inari Medical, Inc. and Kevin Strange
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page with Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

Inari Medical, Inc.

Date: October 28, 2024	By:	/s/ Andrew Hykes
Andrew Hykes
Chief Executive Officer and President (Principal Executive Officer)

Date: October 28, 2024	By:	/s/ Kevin Strange
Kevin Strange
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)